Form 10QSB
period 2000-09-30
NEW CENTURY CAPITAL & CONSULTING CORP
filed 2000-11-17
CIK 1120372

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________


                     NEW CENTURY CAPITAL & CONSULTING CORP.
                    ----------------------------------------
                (Name of Registrant as specified in its charter)


                                       N/A
                       ----------------------------------
                           (Former Name of Registrant)

       Florida                             0-31269            65-0981179
       ---------                        ------------          -----------
(State or other jurisdiction of        (Commission File     (IRS Employer
 incorporation or organization)            No.)              Identification No.)



        2505 NW Boca Raton Boulevard, Suite 1A, Boca Raton, Florida 33431
        -----------------------------------------------------------------
         (Address and telephone number of principal executive offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X )                  No   ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:     October 31, 2000
                                               ----------------

           CLASS                                Outstanding at October 31, 2000
----------------------------                    -------------------------------
Common stock $.001 Par Value                             1,000,000

                        NEW CENTURY CAPITAL & CONSULTING CORP.

PART I:   FINANCIAL INFORMATION                                                          PAGE
                                                                                         ----

              Balance Sheet as of September 30, 2000 (Unaudited)                           2

               Statement of Operations for the Three Months Ended September 30,
               2000 (Unaudited) and for the period January 13, 2000 (Inception) to September 30, 2000 (Unaudited) 3

               Statement of Changes in Stockholders' Equity for the period
               From January 13, 2000 (Inception) to September 30, 2000                     4

               Statement of Cash Flows for the Period from January 13,
               2000 (Inception) to September 30, 2000 (Unaudited)                          5

               Notes to  Financial Statements

               (Unaudited) as of September 30, 2000                                        6

               Management Discussion and Analysis of Financial

               Condition and Results of Operations                                         7


PART II:    OTHER INFORMATION & SIGNATURES

               Signatures                                                                  8

                     NEW CENTURY CAPITAL & CONSULTING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000





                                     ASSETS

Cash                                                                    $ 3,300
                                                                        -------

TOTAL ASSETS                                                            $ 3,300
                                                                        =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts Payable                                                        $   500
                                                                        -------


STOCKHOLDERS' EQUITY

  Preferred stock, $0.001 par value, 5,000,000 shares authorized,
     none issued and outstanding                                             --
  Common Stock, $0.001 par value, 25,000,000 shares authorized,
   1,000,000 issued and outstanding                                       1,000
  Additional paid-in capital                                              7,841
  Deficit accumulated during development stage                           (4,441)
                                                                        -------
                                                                          4,400
  Less subscriptions receivable                                          (1,600)
                                                                        -------

    Total Stockholders' Equity                                            2,800
                                                                        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 3,300
------------------------------------------                              =======



                 See accompanying notes to financial statements

                     NEW CENTURY CAPITAL & CONSULTING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                       From January 13,
                                                        Three Months Ended            2000 (inception) to
                                                        September 30, 2000            September 30, 2000
                                                        ------------------           -------------------

Revenues                                                    $        --                  $        --

Expenses
   Compensation expense                                              70                          370
   Consulting fees                                                   --                        1,541
   Bank charges                                                      --                           30
   Accounting and Legal                                           2,500                        2,500
                                                            -----------                  -----------

     Total expenses                                               2,570                       (4,441)
                                                            -----------                  -----------

NET LOSS                                                    $    (2,570)                 $    (1,941)
                                                            ===========                  ===========

Net loss per common share - basic and
diluted                                                     $        --                  $        --
                                                            ===========                  ===========

Weighted average number of common
shares outstanding - basic and diluted                        1,000,000                      995,705
                                                            ===========                  ===========



                 See accompanying notes to financial statements

                     NEW CENTURY CAPITAL & CONSULTING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM JANUARY 13, 2000 (INCEPTION)
                              TO SEPTEMBER 30, 2000

                                                                                                  DEFICIT
                                                                                                ACCUMULATED
                                                                  COMMON STOCK       ADDITIONAL   DURING
                                                                                      PAID-IN   DEVELOPMENT  SUBSCRIPTIONS
                                                               SHARES     AMOUNT      CAPITAL      STAGE       RECEIVABLE    TOTAL
                                                             ---------   ---------   ---------   ---------    ---------    ---------
Common stock issued to founders for
  services                                                     941,000   $     941   $      --   $      --    $      --   $     941
Common stock issued for cash                                    53,000          53       5,247                   (1,600)      3,700
Common stock issued for services                                 6,000           6         594          --           --         600
Contributed services                                                --          --       2,000          --           --       2,000
Net loss from January 13, 2000 (inception)
to September 30, 2000                                               --          --          --      (4,441)          --      (4,441)
                                                             ---------   ---------   ---------   ---------    ---------   ---------

BALANCE, SEPTEMBER 30, 2000                                  1,000,000   $   1,000   $   7,841   $  (4,441)   $  (1,600)  $   2,800
                                                             =========   =========   =========   =========    =========   =========





                 See accompanying notes to financial statements

                     NEW CENTURY CAPITAL & CONSULTING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                FOR THE PERIOD FROM JANUARY 13, 2000 (INCEPTION)
                              TO SEPTEMBER 30, 2000




CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $(4,441)
   Adjustment to reconcile net loss to net cash used in operating activities
   Stock issued for services                                                     1,541
   Contributed services                                                          2,000
   Increase in accounts payable                                                    500
                                                                               -------

   Net cash used in operating activities                                          (400)
                                                                               -------

CASH FLOWS FROM INVESTING ACTIVITIES                                                --
                                                                               -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                                        3,700
                                                                               -------

   Net cash provided by financing activities                                     3,700
                                                                               -------

INCREASE IN CASH AND CASH EQUIVALENTS                                            3,330

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     --
                                                                               -------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $ 3,330
                                                                               =======


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
--------------------------------------------------------

During January 2000, the Company issued 53,000 shares of its common stock for cash of $3,700 and a stock subscription receivable of $1,600.




                 See accompanying notes to financial statements

                     NEW CENTURY CAPITAL & CONSULTING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF SEPTEMBER, 2000


   NOTE 1         BASIS OF PRESENTATION
   ------         ---------------------

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

                  It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

                  For further information, refer to the audited financial statements and footnotes for the period from January 13, 2000 (inception) to May 31, 2000 included in the Company's Form 10-SB, as amended.

   NOTE 2         CONTRIBUTED SERVICES
   ------         --------------------

                  From July 1, 2000 to September 30, 2000 a principal stockholder contributed legal services valued at $1,000 and paid for accounting services on behalf of the company of $1,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

For the three months ended September 30, 2000 the Company has not generated any revenues. Management's efforts to date have been devoted to the filing of the Company's registration statement. Management intends to focus on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination . The Company has incurred operating losses to date of $4,441 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

Liquidity and Capital Resources

The Company has a total of $3,300 in cash and $500 in liabilities. The investigation of prospective business candidates will involve the expenditure of capital. The Company's officer has indicated that he will advance funds to assist the company in its efforts to evaluate business opportunities. However, he has not given a definitive commitment regarding the amount of capital he will commit nor can there be any assurances that the amount of capital to be committed will be sufficient to conclude a business combination.

PART II.  OTHER INFORMATION AND SIGNATURES


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Century Capital & Consulting Corp.


 /s/ Mark Colacurcio
------------------------------------
BY:  Mark Colacurcio,  president

Dated: This 17th day of November 2000