Form 10KSB
period 2000-12-31
NEW CENTURY CAPITAL & CONSULTING CORP
filed 2001-03-29
CIK 1120372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2000

                           Commission File No. 0-31269

                     NEW CENTURY CAPITAL & CONSULTING CORP.
             (Exact Name of Registrant as specified in its charter)


             Florida                                   65-0981179
  ------------------------------            ----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

          2505 NW Boca Raton Blvd. Suite 1A, Boca Raton, Florida 33431
          ------------------------------------------------------------
                    (Address of principal executive offices)


          (Former Name or Former Address, if changed from last Report)

                                  (561)367-8565
                          -----------------------------
                         (Registrant's telephone number)


Securities registered under Section 12(b) of the Act:

Title of each class to be registered:       None

Name of exchange:                           None

Securities registered pursuant to section 12(g) of the Act:

Title of each class to be registered:    Common Stock

Name of exchange: NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
     -----     ------

_______Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         The aggregate market value of the voting and non-voting common equity held by non- affiliates as of December 31, 2000 is $100.

                  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING PRECEDING FIVE YEARS.

                  Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES X    NO
   --      -----

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS

                  Indicate the number of shares outstanding of each of the Registrant's classes of common stock , as of the latest practicable date. As of February 28, 2001, there were 1,000,000 shares of the Company's $.001 par value common stock issued and outstanding.

                             AVAILABLE INFORMATION.
                             ----------------------

         The public may read and copy any materials filed by AmeriNet Group.com, Inc. (referred to throughout this Report as "our company") with the United States Securities and Exchange Commission (the "Commission") at the Commission's Public Reference Room at 450 Fifth Street, Northwest, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding our company and other issuers that file reports electronically with the Commission, at http://www.sec.gov.

            CAVEAT PERTAINING TO FORWARD LOOKING STATEMENTS & CONTEXT
            ---------------------------------------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward-looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward looking statements.

         The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Form 10-SB and all amendments thereto originally filed with the Securities and Exchange Commission

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

The name of our company is New Century Capital & Consulting Corp.. We were incorporated under the laws of the State of Florida on January 13, 2000. We are a developmental stage company and have no revenues to date. Since inception, our activities have been limited to actions related to our organization and the preparation of this Registration Statement. We are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate. We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934 ("Exchange Act"). To date, we have not been successful in identifying a target business.

"SHELL" CORPORATION

Background.

We have conducted virtually no business operations to date and expect to conduct none in the future , other than our efforts to effectuate a Business Combination, we can be characterized as a "shell" corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a new or "start-up" company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies. We are dependent upon the efforts of our officers and directors to effectuate a Business Combination. Assuming our officers and directors are successful in identifying a Business Combination, it is unlikely our shareholders will have an opportunity to evaluate the specific merits or risks of any one or more Business combinations and will have no control over the decision making relating to such.

Due to our limited capital resources, the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for our shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings. A Target Business might desire, among other reasons, to create a public market for their shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities of which a prior existence of a public market for our securities exists, and/or acquire additional assets through the issuance of securities rather than for cash.

We cannot estimate the time that it will take to effectuate a Business Combination. It could be time consuming; possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms. We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the Target Business is not identified at this time. If this occurs, the Company and our shareholders might not realize any type of profit.

Unspecified Industry and Target Business.

We will seek to acquire a Target Business without limiting ourselves to a particular industry. Most likely, the Target Business will be primarily located in the United States, although we reserve the right to acquire a Target Business primarily located outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: Internet services, real estate, health care and health products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) is engaged in wholesale or retail distribution. To date, we have not selected any particular industry or any Target Business in which to concentrate our Business Combination efforts. Accordingly, we are only able to make general disclosures concerning the risks and hazzards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate. Any Target Business that is selected will be required to have audited financial statements prior to the commencement of a the Business Combination.

To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

Probable Lack of Business Diversification.

As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business.

Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses. Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of management assistance to the Target Business by us, there can be no assurance that the Target Business will prove to be commercially viable.

Limited Ability to Evaluate Target Business' Management.

While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty. There can be no assurance that current management will remain associated in any operational capacity with the Company following a Business Combination. Moreover, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that our assessment of such management will prove to be correct, especially since none of our management are professional business analysts.

Accordingly, we will be dependant, in some significant respects, on the ability of the management of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

Opportunity for Shareholder Evaluation or Approval of Business Combinations.

Our non-affiliate shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to the Company's Common Stock) to shareholders disapproving the proposed Business Combination.

Selection of a Target Business and Structuring of a Business
Combination.

We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among our acquisitions may not us to offset potential losses from one venture against profits from another. We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. In addition, in evaluating a prospective Target Business, management will consider, among other factors, the following factors which are not listed in any particular order:

    -  financial condition and results of operation of the Target Business;

    - growth potential and projected financial performance of the Target Business and the industry in which it operates;

    - experience and skill of management and availability of additional personnel of the Target Business;

    -  capital requirements of the Target Business;

    - the availability of a transaction exemption from registration pursuant to the Securities Act for the Business Combination;

    -  the location of the Target Business;

    -  competitive position of the Target Business;

    - stage of development of the product, process or service of the Target Business;

   - degree of current or potential market acceptance of the product, process or service of the Target Business;

   - possible proprietary features and possible other protection of the product, process or service of the Target Business;

   - regulatory environment of the industry in which the Target Business operates;

   -   costs associated with effecting the Business Combination; and

   - equity interest in and possible management participation in the Target Business.

The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

We will be dependent upon the owners of a Target Business to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because we may engage in a Business Combination with a newly organized firm or with a firm which is entering a new phase of growth, we will incur further risks, because in many instances, management of the Target Business will not have proven its abilities or effectiveness, the eventual market for the products or services of the Target Business will likely not be established, and the Target Business may not be profitable subsequent to a Business Combination.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.

In connection with our evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Our officers and directors only devote a small portion of their time to the operations of the Company, and, accordingly, consummation of a Business Combination may require a greater period of time than if they devoted their full time to the Company's affairs.

 However, our officers and directors will devote such time as they deem reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiations of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of our officers and directors, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem appropriate. Management has a network of business contacts and believes that prospective Target Businesses will be referred to the Company through these network of contacts.

We also expect that many prospective Target Businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We have neither the present intention, nor does the present potential exist for us, to consummate a Business Combination with a Target Business in which our management, promoters, or their affiliates or associates directly or indirectly have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service. Our Board of Directors has established a policy where, in no event shall we issue any of our securities to any of our other officers, directors or promoters if any, or any of their respective affiliates or associates, in connection with activities designed to locate a target business.

As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for us, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Business Combination.

To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be valuated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

Although we have no commitments as of the date of this registration statement to issue any shares of Common Stock, preferred stock, options or warrants, other than as described in this registration statement, we will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in our control is likely to occur which will likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

Any such change in control may also result in the resignation or removal of our present officer and director. If there is a change in management, no assurance can be given as to the experience or qualification of such persons, either in the operation of our activities or in the operation of the business, assets or property being acquired. Management considers it likely that in order to consummate a Business Combination, a change in control will occur; therefore, management anticipates offering a controlling interest to a Target Business in order to effectuate a Business Combination.

Management may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management. It is likely that none of our other shareholders will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that Management will be provided.

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our Common Stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our Common Stock in any market which may develop in our Common Stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of present shareholders.

Due to our small size and limited amount of capital, our ability to raise additional capital if and when needed could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where it needs additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our Common Stock does not exist.

Conflicts of Interest.

None of our affiliates, officers and directors are required to commit their full time to our affairs and, accordingly, such persons may have conflicts of interest in allocating management time among various business activities. Our affiliates, officers and directors may engage in other business activities similar and dissimilar to those we are engaged in. In fact, the company has not established any condition which would prohibit Mr. Colacurcio from pursuing similar blank check offerings in the future. To the extent that Mr. Colacurcio or any such successor persons engage in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should management choose to place their other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Management may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Management may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, management may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Management may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by Management. In the event that occurs, the Company's directors intend to approve the Business Combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under
Section 607.0902 of the Florida Business Corporation Act. Thus, it is likely that none of our other shareholders will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that Management will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to Management's stock purchase.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than us and there can be no assurances that we will have the ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive Target Businesses for a Business Combination. There can be no assurances that such Target Businesses will permit us to meet our stated business objective. Management believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective to ours in acquiring a Target Business with significant growth potential on favorable terms.

Employees

We are in the development stage and currently have no full time employees. Our management serves on a part time basis. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating Target Businesses. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific Business Combination.

Item 2.  Properties

Our principal office is located at 2505 NW Boca Raton Blvd. Suite 1A Boca Raton, Florida 33433. We occupy this space rent free at the principal place of business of our company president, Mark Colacurcio. We believe these facilities are adequate to serve our needs until such time as a Business Combination occurs. We expect to be able to utilize these facilities, free of charge, until such time as a Business Combination occurs.

Item 3.  Legal Proceedings

         There are no legal maters currently pending or threatened

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Market for Our Common Equity and Related Stockholder Matters.

a)       Market Information

No public trading market presently exists for our Common Stock, and there are no present plans, proposals, arrangements or understandings with any person with regard to the development of any trading market in any of ours securities. No assurances are made, however, that a trading market for our Common Stock will ever develop.

(b)      Holders

As of February 28, 2001 there were approximately 54 holders of record of our common stock.

(c)  Dividends

We have not paid any cash dividends since our inception, and the Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

(d) Recent Sale of Unregistered Securities

We have issued an aggregate of 1,000,000 shares of our common stock. In January 2000, a total of 941,000 shares were issued to our principal shareholders and our president at a cost of $.001 per share. Later in January 2000 in a private offering exempt from registration under the Securities Act pursuant to Section 4(2) thereof we issued an additional 53,000 shares to various shareholders at a cost of $.10 per share for the total consideration of $5,300. Also in January 2000, we issued 6000 shares of our common stock for financial services valued for financial accounting purposes at $1,541. The financial services rendered to the company consisted of advice regarding our capitalization and marketing opportunities available to the company. In total in January 2000, we issued 1,000,000 shares of our common stock to 54 investors, including 941,000 shares issued to our principal shareholders. We issued the balance of the shares to individuals or entities, each of whom are relatives, friends and/or business associates of management. We offered the shares ourselves and no fee or discount was given to any underwriter, placement agent or other person in connection with the private placement transactions. Except as described in the preceding sentence, we have not offered, sold or issued any other securities.

Item 6.  Selected Financial Data

The following table presents a summary of our financial operations for the year ended December 31, 2000. You are urged to read these financial statements in conjunction with our audited financial statements which are filed with this report.

                                                          Year Ended
                                                        December 31, 2000
                                                        -----------------
Expenses                                                     $ 8,619

Net Loss per common share-
basic and diluted                                            $   .01

Shares used in Computing Net Loss

Per common share-basic and dilutive                          996,824

As of December 31, 2000 we had assets totaling $2,285 and $2,663 in total liabilities


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

We are presently a development stage company conducting virtually no business operation, other than our efforts to effect a Business Combination with a Target Business which we considers to have significant growth potential. To date, we have neither engaged in any operations nor generated any revenue. We receive no cash flow. We intend to carry out our plan of business as discussed above. We have $2,285 in cash and payables totaling $2,663. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether our capital will be further depleted by the operating losses, if any, of the Target Business which we effectuate a Business Combination with. The continuation of our business is dependant upon our ability to obtain adequate financing arrangements, effectuate a Business Combination and ultimately, engage in future profitable operations.

Presently, we are not in a position to meet our cash requirements for the remainder of our fiscal year or for the next 12 months. We do not generate any cash revenue or receive any type of cash flow. From inception to the date of this registration statement, management has committed to make loans to us on a need be basis in the form of promissory notes. Any monies advanced to the company will call for repayment of principal only and no interest will be charged. Our operating costs, which includes professional fees and costs related to a Business Combination, are likely to approximate $10,000 to $15,000 during the next 12 months. It is likely that a Business Combination might not occur during the next 12 months. In the event we cannot meet our operating costs prior to the effectuation of a Business Combination, we may cease operations and a Business Combination may not occur.

Prior to the occurrence of a Business Combination, we may be required to raise capital through the sale or issuance of additional securities in order to ensure that we can meet our operating the effectuation of a Business Combination. As of the date of this registration statement, no commitments of any kind to provide additional funds have been made by management, other present shareholders or any other third person. There are no agreements or understandings of any kind with respect to any loans from such persons on our behalf. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover our expenses. In the event the Company can no longer borrow funds from management, and the Company elects to raise additional capital prior to the effectuation of a Business Combination, it expects to do so through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

Year 2000 Compliance

         We did not incur any significant expenditures as a result of insuring that our computer systems were Y2K compatible nor did we experience any problems with our suppliers or vendors.

Item 8.  Financial Statements and Supplementary Data

         The following financial statements are being filed together with this report.

         Independent Auditors' Report
         Balance Sheet as of December 31, 2001
         Statement of Operations from January 13, 2000(Inception) to December 31, 2000 Statement of Changes in Stockholders' Deficiency from January 13, 2000 (Inception) to

December 31, 2000
         Statement of Cash Flows from January 13, 2000 (inception) to December 31, 2000 Notes to Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         We changed accountants to Salberg & Company, P.A. from Weinberg & Company, P.A. We changed accountants in order to maintain continuity with the person who supervised our audit who then left to form his own firm. Weinberg & Co, P.A. audited our financial statements for the period ended May 31, 2000. Salberg & Company audited our financial statements for the period from January 12, 2000 (inception) to December 31, 2000. There were no disagreements with our accountants.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         Mark Colacurcio is our sole officer and director. Other control people are as follows:

Name                           Age                      Position
----                           ---                      --------
Mark Colacurcio                34         President/Secretary/Treasurer/Director

Jeffrey Klein                  46                  Shareholder/Promoter

Lauri Gladstone                37                  Shareholder/Promoter


Mark Colacurcio has served as the company's sole officer and director since our inception. He has since October 1995 served as president and founder of M.S.C. Ltd. a financial consulting and advisory firm located in Boca Raton, Florida. He has recently assumed the presidency of Strategic Alliance Group, Inc. He also during 1999 served as president of United Ventures Group, Inc. a company engaged in the manufacture and sale of mid priced jewelry products. Both Strategic Alliance Group and United Ventures Group are traded on the National Quotation Bureau "Pink Sheets." Prior to his affiliation with these entities. Mr. Colacurcio was associated with Sterling Worldwide Group, Inc., a travel agency located in Boca Raton, Florida. Mr. Colacurcio attended Palm Beach Junior college.

Until such time as a business combination is effectuated, Mr. Colacurcio expects to spend no more than 10 hours per week on the Company's affairs.

Jeffrey Klein, is a practicing attorney in Boca Raton, Florida. Mr. Klein has operated his own firm for the past ten years Mr. Klein limits his practice to corporate and securities matters and serves as counsel for the Company. Prior thereto, he served as general counsel for American Media Group Inc. Mr. Klein received his J.D. and an M.B.A. from the University of Pittsburgh.

Lauri Gladstone, primarily manages her own investments. In 1991 she founded Sterling AKG Corp located in Boca Raton, Florida. Sterling AKG implemented a nationwide network of over 1,000 independent travel agents. She subsequently sold the customer base to a larger company in 1998.

There are no agreements or understandings for our sole officer or director to resign at the request of another person, and our sole officer and director is not acting on behalf of or will act at the discretion of any other person.

Until such time as a Business Combination occurs, management does not expect any significant changes in the composition of our board of directors .

Item 11.   Executive Compensation

Mr. Colacurcio has received no salary or other compensation in connection with his employment as such and does not have an employment agreement with us.

Compensation of Directors

No director receives any type of compensation from us for serving as such.

Until we effectuate a Business Combination, it is not anticipated that any officer or director will receive any compensation other than reimbursement for out-of-pocket expenses incurred on our behalf. See "Certain Relationships and Related Transactions". We have no stock option, retirement, pension, or profit-sharing programs for the benefit of our sole officer and director, but the Board of Directors may recommend adoption of one or more such programs in the future. No other arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Our sole officer and director will hold office until a respective successor is elected and qualified or until his resignation in the manner provided in our Bylaws.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of Company's Common Stock:

Name and Address                      Amount and Nature        Percent of
of Beneficial Owner                 of Beneficial Owner          Class
-------------------                 -------------------        ----------
Mark Colacurcio                           41,000                  4.1%
2505 NW Boca Raton Blvd,
Suite 1A
Boca Raton, Florida 33431

Name and Address                      Amount and Nature        Percent of
of Beneficial Owner                 of Beneficial Owner          Class
-------------------                 -------------------        ----------
Lauri Gladstone                          450,000                   45%
2505 NW Boca Raton Blvd.
Suite 1A
Boca Raton, Florida 33431

Jeffrey Klein                            450,000                   45%
23123 State Road 7
Suite 350 B
Boca Raton, FL 33428

All Officers and Directors

as a Group (1 person)                     41,000                   4.1%


Item 13.  Certain Transactions

Neither Mr. Colacurcio nor any promoters or affiliates has or proposes to have any direct or indirect material interest in any asset proposed to be acquired through security holdings, contracts, options, or otherwise.

It is not currently anticipated that any other salary, consulting fee, or finder's fee shall be paid to Mr. Colacurcio, or to any other of our affiliates.

Mr. Colacurcio will actively negotiate for any type of business combination. It is likely that as a condition to or in connection with a Business Combination the consent of our two principal shareholders will be required.. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management.. Thus, it is likely that no other shareholders of the Company will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that management will be provided.

Item 14.  Exhibits, Financial Statements Schedule and Reports on Form 8-K

     (a)  Documents filed as part of this report

          (1)   Financial Statements.
                Reports of Independent Certified Public Accountants. Independent Auditors' Report

                Balance Sheet as of December 31, 2001

                Statement of Operations from January 13, 2000
                (Inception) to December 31, 2000
                Statement of Changes in Stockholders' Deficiency from January 13, 2000

                (Inception) to December 31, 2000
                Statement of Cash Flows from January 13, 2000 (inception) to December 31, 2000
                Notes to Financial Statements

          (2) Financial Statements Schedule.

          All schedules for which provision is made in applicable regulations and regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                    PART III

Item 1.  Index to Exhibits

         3.1 Articles of Incorporation                     (1)

         3.2 Bylaws                                        (1)

         4.1 Specimen of Common Stock Certificate          (1)


         Reports on Form 8-K

         No report on Form 8-K was filed during the three month period ended December 31, 2000.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on our behalf by the undersigned, thereunto duly authorized.


                                       NEW CENTURY CAPITAL & CONSULTING CORP.




Date: March 29, 2001                    By /s/ Mark Colacurcio
                                           ------------------------------------
                                           Mark Colacurcio President

                     NEW CENTURY CAPITAL & CONSULTING CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                     New Century Capital & Consulting Corp.
                          (A Development Stage Company)


                                    Contents
                                    --------




                                                                                                               Page(s)
                                                                                                              ----------

Independent Auditors' Report                                                                                    F-1

Balance Sheet at December 31, 2000                                                                              F-2

Statement of Operations from January 13, 2000 (Inception) to December 31, 2000                                  F-3

Statement of Changes in Stockholders' Deficiency from January 13, 2000
(Inception) to December 31, 2000                                                                                F-4

Statement of Cash Flows from January 13, 2000 (Inception) to December 31, 2000                                  F-5

Notes to Financial Statements                                                                                   F-6 - 7

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors of:
New Century Capital & Consulting Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of New Century Capital & Consulting Corp. (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' deficiency and cash flows from January 13, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of New Century Capital & Consulting Corp. (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows from January 13, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's operating losses of $8,619 and need for additional cash to fund operations over the next year raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SALBERG & COMPANY, P.A.
Boca Raton, Florida
February 22, 2001

                     New Century Capital & Consulting Corp.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2000
                                -----------------


                                     Assets

Cash                                                                    $ 2,285
                                                                        -------

Total Assets                                                            $ 2,285
                                                                        =======





                    Liabilities and Stockholders' Deficiency

Liabilities
Accounts payable                                                        $ 2,663
                                                                        -------
Total Liabilities                                                         2,663
                                                                        -------

Stockholders' Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares authorized,
   none issued and outstanding                                               --
Common Stock, $0.001 par value, 25,000,000 shares authorized,
   1,000,000 issued and outstanding                                       1,000
Additional paid-in capital                                                8,841
Deficit accumulated during development stage                             (8,619)
                                                                        -------
                                                                          1,222
Less subscriptions receivable                                            (1,600)
                                                                        -------
Total Stockholders' Deficiency                                             (378)
                                                                        -------

Total Liabilities and Stockholders' Deficiency                          $ 2,285
                                                                        =======


                 See accompanying notes to financial statements

                     New Century Capital & Consulting Corp.
                          (A Development Stage Company)
                             Statement of Operations
                             -----------------------


                                                                                From January 13, 2000
                                                                                    (inception) to
                                                                                  December 31, 2000
                                                                                ---------------------
Expenses
Compensation expense                                                                  $     870
Consulting fees                                                                           1,541
Bank charges                                                                                 45
Professional fees                                                                         6,163
                                                                                      ---------
Total Expenses                                                                           (8,619)
                                                                                      ---------

Net Loss                                                                              $  (8,619)
                                                                                      =========

Net loss per common share - basic and diluted                                         $   (0.01)
                                                                                      =========

Weighted average number of common shares outstanding - basic and diluted                996,824
                                                                                      =========



                 See accompanying notes to financial statements

                     New Century Capital & Consulting Corp.
                          (A Development Stage Company)
                Statement of Changes in Stockholders' Deficiency
                        From January 13, 2000 (Inception)
                              to December 31, 2000
                              --------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                             Common Stock        Additional    During
                                                          ---------------------   Paid-In     Development  Subsription
                                                           Shares      Amount     Capital       Stage       Receivable      Total
                                                          ---------   ---------   ---------   ------------   ---------    ---------

Common stock issued to founders for services                941,000   $     941   $      --   $         --   $     941    $     941

Common stock issued for cash                                 53,000          53       5,247             --      (1,600)       3,700

Common stock issued for services                              6,000           6         594             --          --          600

Contributed services                                             --          --       3,000             --          --        3,000

Net loss from January 13, 2000 (inception) to
December 31, 2000                                                --          --          --         (8,619)         --       (8,619)
                                                          ---------   ---------   ---------   ------------   ---------    ---------

Balance, December 31, 2000                                1,000,000   $   1,000   $   8,841   $      8,619   $  (1,600)   $    (378)
                                                          =========   =========   =========   ============   =========    =========



                 See accompanying notes to financial statements.

                     New Century Capital & Consulting Corp.
                          (A Development Stage Company)
                             Statement of Cash Flows
                        From January 13, 2000 (Inception)
                              to December 31, 2000
                              --------------------


Cash Flows from Operating Activities:
Net loss                                                                    $(8,619)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services                                                     1,541
Contributed services                                                          3,000
Increase in accounts payable                                                  2,663
                                                                            -------
Net Cash Used in Operating Activities                                        (1,415)

Cash Flows from Investing Activities                                             --
                                                                            -------

Cash Flows from Financing Activities:
Proceeds from issuance of common stock                                        3,700
                                                                            -------
Net Cash Provided by Financing Activities                                     3,700
                                                                            -------

Increase in Cash and Cash Equivalents                                         2,285

Cash and Cash Equivalents - Beginning of Year                                    --
                                                                            -------

Cash and Cash Equivalents - End of Year                                     $ 2,285
                                                                            =======


Supplemental Disclosure of Non-Cash Financing Activities
--------------------------------------------------------


During January 2000, the Company issued 53,000 shares of its common stock for cash of $3,700 and a stock subscription receivable of $1,600.


                 See accompanying notes to financial statements.

                     New Century Capital & Consulting Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2000

7

Note 1   Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

         (A) Organization

         New Century Capital & Consulting Corp. (a development stage company) (the "Company") was incorporated in Florida on January 13, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination. At December 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation, capitalization, and filings with the Securities and Exchange Commissions. The Company's fiscal year end is December 31.

         The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

         (B) Use of Estimates

         In preparing financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results may differ from these estimates.

         (C) Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (D) Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year which includes the enactment date.

         (E) Net Loss Per Common Share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options of other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31, 2000, there were no common stock equivalents outstanding, which may dilute future earnings per share.

Note 2   Stockholders' Deficiency
---------------------------------

         (A) Preferred Stock

         The Company is authorized to issue 5,000,000 shares of preferred stock at $0.001 par value, with such rights and preferences as may be designated by the Board of Directors. As of December 31, 2000, none of the preferred stock was issued or outstanding.

         (B) Common Stock

         Effective at inception, the Board authorized the issuances of 941,000 shares of common stock to founders, pursuant to section 4(2) of the

         Securities Act of 1933, as amended at $0.001 per share for consulting services. During January 2000, the Board agreed to offer 59,000 shares of common stock, pursuant to section 4(2) of the Securities Act of 1933, as amended at $0.10 per share. The Company issued 6,000 shares for consulting services and the remaining 53,000 shares were issued to various unrelated parties. As of December 31, 2000, the Company received $3,700 for these shares, and has recorded a $1,600 subscription receivable for the balance due.

         (C) Contributed Capital

         From January 13, 2000 (inception) to December 31, 2000, a principal stockholder contributed in-kind legal services valued at $2,000 and paid accounting fees of $1,000 on behalf of the Company. The total $3,000 was recorded as contributed capital and professional fees. Since the Company was inactive, no other contributed expenses were incurred.

Note 3   Income Taxes
---------------------

There was no income tax expense for the period ended December 31, 2000 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the period ended December 31, 2000, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

Computed "expected" tax expense (benefit)                       $      2,338
Effect of net operating losses                                        (2,338)
                                                                ------------
                                                                $         --
                                                                ============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2000 are as follows:

Deferred tax assets:
  Net operating loss carryforward                                     2,338
                                                               ------------
     Total gross deferred tax assets                                  2,338
Less valuation allowance                                             (2,338)
                                                               ------------
Net deferred tax assets                                        $         --
                                                               ============

The Company has a net operating loss carryforward of approximately $6,878 available to offset future taxable income through 2020.

There was no valuation allowance at January 13, 2000. The net change in valuation allowance during the year ended December 31, 2000 was an increase of $2,338.

Note 4   Going Concern
----------------------

As reflected in the accompanying financial statements, the Company is a development stage company with no revenues and losses of $8,619 through December 31, 2000. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plans are to continue to seek an acquisition or merger candidate.