Form 10QSB
period 2001-03-31
NEW CENTURY CAPITAL & CONSULTING CORP
filed 2001-05-15
CIK 1120372

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

         Yes  (X )                  No   ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:     March 31, 2001
                                               ----------------

           CLASS                                Outstanding at March 31, 2001
----------------------------                    -------------------------------
Common stock $.001 Par Value                             1,000,000

                        NEW CENTURY CAPITAL & CONSULTING CORP.

PART I:   FINANCIAL INFORMATION                                                          PAGE
                                                                                         ----

               Balance Sheet as of March 31, 2001 (Unaudited)                              3

               Statement of Operations for the Three Months Ended March 31, 2001           4
               (Unaudited) and for the period January 13, 2000 (Inception)
               to March 31, 2000 (Unaudited)

               Statement of Cash Flows for the Three Months Ended March 31, 2001           5
               (Unaudited) and for the period January 13, 2000 (Inception)
               to March 31, 2000 (Unaudited)

               Notes to  Financial Statements                                              6

               (Unaudited) as of March 31, 2001

               Management Discussion and Analysis of Financial                             7
               Condition and Results of Operations


PART II:  OTHER INFORMATION & SIGNATURES

               Signatures                                                                  8

                     New Century Capital & Consulting Corp.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                     March 31, 2001
                                                                      (Unaudited)            December 31, 2000
                                                                     --------------          -----------------
                                     Assets
                                     ------
Cash                                                                    $  2,599                   $  2,285
                                                                        --------                   --------
Total Assets                                                               2,599                      2,285
                                                                        ========                   ========



                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Liabilities
Accounts payable                                                           2,582                      2,663
Due to related party                                                         400                         --
                                                                        --------                   --------
Total Liabilities                                                          2,982                      2,663
                                                                        --------                   --------

Stockholders' Deficiency
Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, none issued and outstanding                                    --                         --
Common stock, $0.001 par value, 25,000,000 shares
   authorized, 1,000,000 issued and outstanding                            1,000                      1,000
Additional paid-in capital                                                 8,841                      8,841
Deficit accumulated during development stage                             (10,224)                    (8,619)
                                                                        --------                   --------
                                                                            (383)                     1,222
Less subscriptions receivable                                                 --                     (1,600)
                                                                        --------                   --------
Total Stockholders' Deficiency                                              (383)                      (378)
                                                                        --------                   --------

Total Liabilities and Stockholders' Deficiency                          $  2,599                   $  2,285
                                                                        ========                   ========


                 See accompanying notes to financial statements

                     New Century Capital & Consulting Corp.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                        From
                                                                Three Months Ended                January 13, 2000
                                                    ------------------------------------------     (inception) to
                                                        March 31, 2001        March 31, 2000       March 31, 2001
                                                         (Unaudited)           (Unaudited)           (Unaudited)
                                                         -----------           -----------           -----------
Revenues                                                 $        --           $        --           $        --
                                                         -----------           -----------           -----------
Expenses
Compensation expense                                              --                    --                   870
Consulting fees                                                   --                   170                 1,541
Bank charges                                                      47                    15                    92
Professional fees                                              1,558                 1,741                 7,721
                                                         -----------           -----------           -----------
Total Expenses                                                 1,605                (1,926)               10,224
                                                         -----------           -----------           -----------

Net Loss                                                 $    (1,605)          $    (1,926)          $   (10,224)
                                                         ===========           ===========           ===========

Net loss per common share - basic and diluted            $        --           $        --           $     (0.01)
                                                         ===========           ===========           ===========

Weighted average number of common shares
   outstanding - basic and diluted                         1,000,000               985,628               997,470
                                                         ===========           ===========           ===========




                 See accompanying notes to financial statements

                     New Century Capital & Consulting Corp.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                     From
                                                              Three Months Ended                January 13, 2000
                                                       -----------------------------------      (inception) to
                                                       March 31, 2001      March 31, 2000       March 31, 2001
                                                        (Unaudited)          (Unaudited)          (Unaudited)
                                                       --------------      ---------------      ---------------
Cash Flows from Operating Activities:
Net loss                                                  $ (1,605)            $ (1,926)            $(10,224)
Adjustment to reconcile net loss to net cash
  used in operating activities:
Stock issued for services                                       --                1,541                1,541
Contributed services                                            --                   --                3,000
(Decrease)  Increase in accounts payable                       (81)                  --                2,582
                                                          --------             --------             --------
Net Cash Used in Operating Activities                       (1,686)                (385)              (3,101)
                                                          --------             --------             --------

Cash Flows from Investing Activities:                           --                   --                   --
                                                          --------             --------             --------

Cash Flows from Financing Activities:
Proceeds from issuance of common stock                          --                3,700                3,700
Subscriptions receivable                                     1,600                   --                   --
Advances from related party                                    400                   --                2,000
                                                          --------             --------             --------
Net Cash Provided by Financing Activities                    2,000                3,700                5,700
                                                          --------             --------             --------

Increase in cash and cash equivalents                          314                3,315                2,599

Cash and cash equivalents at beginning of period             2,285                   --                   --
                                                          --------             --------             --------

Cash and Cash Equivalents at End of Period                $  2,599             $  3,315             $  2,599
                                                          ========             ========             ========



                 See accompanying notes to financial statements

                     New Century Capital & Consulting Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1   Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes for the period from January 13, 2000 (inception) to December 31, 2000 included in the Company's Form 10-KSB.

Note 2   Due to Related Party
-----------------------------

During the three months ended March 31, 2001, a related party advanced $400 for nominal corporate expenses.

Note 3   Subscription Receivable
--------------------------------

Subscriptions of $1,600 were paid during the quarter ended March 31, 2001.

Note 4   Going Concern
----------------------

As reflected in the accompanying financial statements, the Company is a development stage company with no revenues and accumulated losses of $10,224 through March 31, 2001. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

For the three months ended March 31, 2001 the Company has not generated any revenues. Management's efforts to date have been devoted to the filing of the Company's registration statement. Management intends to focus on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination . The Company has incurred operating losses to date of $10,224 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

Liquidity and Capital Resources

The Company has a total of $2,599 in cash and $2,982 in liabilities. The investigation of prospective business candidates will involve the expenditure of capital. The Company's officer has indicated that he will advance funds to assist the company in its efforts to evaluate business opportunities. However, he has not given a definitive commitment regarding the amount of capital he will commit nor can there be any assurances that the amount of capital to be committed will be sufficient to conclude a business combination.

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

Dated: This 15th day of May 2001