Form 10KSB
period 2001-08-31
PANTHER TELECOMMUNICATIONS CORP
filed 2001-12-18
CIK 1120372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB

(Mark One)

     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (reference herein to the Securities Exchange Act of 1934, as amended, shall be made as "Exchange Act")

                    For the fiscal year ended August 31, 2001
                                              ---------------

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                     PANTHER TELECOMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------


         FLORIDA                                            65-0981179
------------------------------                  --------------------------------
(State or other jurisdiction                           (   I.R.S. Employer
of incorporation or organization)                      Identification Number)


             5255 N.W. 87th Avenue, Suite 101, Miami, Florida 33178
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number (305) 718-4467; Issuer's fax number (305) 718-4179

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:

                                      Common Stock, par value $.001 per share
                                      ---------------------------------------
                                                 (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $  5,862,582
                                                         -----------------------

     State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

         Not applicable

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        10,250,000 shares of common stock as of December 14, 2001
        ---------------------------------------------------------




Transitional Small Business Disclosure Format (Check one):     Yes     No    X
                                                           ------        -------

                                     PART I


Item 1.           Description of Business.

Organization and Background

     Panther Telecommunications was organized in January 2000 under the name of New Century Capital & Consulting Corp. for the purpose of engaging in any lawful activity. Following the organization of Panther, it issued 1,000,000 shares of its common stock in a private placement, and later filed a Form 10-SB with the Commission for the purpose of becoming an Exchange Act reporting company. The sole officer and director of New Century was Mark Colacurcio. Jeffrey Klein and Lauri Gladstone were the principal promoters and together they held 90% of the outstanding shares. In early 2001, certain consultants were engaged to position New Century for an acquisition and to search for and arrange for the acquisition of an operating company. These consultants received 1,500,000 shares of the company's common stock as compensation for services. The services under such agreements have been provided, and no obligations by either party remain outstanding.

     In mid-May 2001, New Century entered into an Exchange Agreement with Panther Com Enterprises, Inc. of Miami, Florida, whereby New Century acquired all of the issued and outstanding shares of Panther Com from Manuel Sanchez in exchange for 7,500,000 shares of common stock. Mr. Sanchez was the only officer and director of Panther Com, and he was the sole shareholder. This transaction was closed and effective as of May 31, 2001. The agreement between New Century and Panther Com provided for a stock for stock exchange. Other than commitments to provide compensation to four consultants for services prior to the transaction, New Century had no commitment or agreement to provide any property or money to any person or to receive any property or money from any person. Panther Telecommunications issued 675,000 shares in the aggregate to certain consultants of Panther Com who assisted in the acquisition. There existed no agreement for future consideration, and there was no agreement to engage any of the consultants for future services.

     Panther Com Enterprises, Inc. was incorporated in the State of Florida in February 2000. It commenced active operations in September 2000. The acquisition of Panther Com Enterprises, Inc., was treated as a "reverse acquisition," with Panther Com as the accounting acquirer. New Century filed an amendment to its Articles of Incorporation, changing its name to Panther Telecommunications Corporation and adopting the fiscal year of Panther Com, which ends on August 31.



Company Overview

     Panther is a Miami, Florida-based provider of prepaid long distance calling cards. Manuel Sanchez became the president and a director of the Company following the acquisition of Panther Com. Mr. Sanchez has been a major sales producer in the prepaid phone card business in South Florida, having personally generated cumulative sales of more than $200 million since 1995.

     Since its inception, Panther has focused its business on retail and wholesale sales and distribution of long distance prepaid calling card services for domestic calls, and for calls originating in the United States and terminating in other countries. Excellent pricing and quality of transmission
have  given  Panther  a  solid  reputation   among   individual   customers  and
distribution groups nationwide. Although Panther sells minutes for domestic calls and calls to many foreign countries, Panther has developed programs for marketing special cards for targeted ethnic groups and expatriate nationals for calls made from the U.S. to selected countries.

Industry Overview

     The market for prepaid calling cards has grown significantly in the past decade. Its growth in the United States represents a recent phenomenon, but in Europe and Asia calling cards have been used for more than 20 years. Presently, prepaid calling cards are being offered in more than 140 countries. Industry sources estimate that the total revenue from prepaid phone cards is in excess of $20 billion annually worldwide. The North American market is a late participant.

     The prepaid phone card market in the United States developed when small long distance consolidators and resellers purchased large blocks of long distance minutes from major carriers at deep discounts from the commercial rates. The minutes were then repackaged and sold in small blocks through the cards. The cards gradually became accepted for small businesses to control costs and simplify business record keeping. The cards also provided business travelers with convenience and enhanced features at affordable prices. Prepaid phone cards are a reliable, convenient, and cost- effective alternative to coin-operated calling, collect calling, operator assisted calls and credit card calling. The major long distance carriers eventually recognized the breadth of the market, and carriers such as AT&T, MCI/WorldCom and Sprint have committed significant resources to the prepaid calling card market. In addition, several of the emerging carriers and switchless wholesalers have grown into major industry players including IDT Corp., RSL Communications, Ursus Telecom Corporation, and ValuComm Communications.

     Panther has developed prepaid calling cards dedicated for calls to specific national systems. The cards are distributed in regions which have high concentrations of foreign-born persons. The United States has more than 28 million foreign-born residents, of which 51% are from Latin America. Panther has negotiated favorable rates for calls to several Latin American countries which gives Panther a strong price advantage over the large Tier 1 carriers such as AT&T and MCI/WorldCom. In some instances, Panther has arranged for connections through third party foreign carriers in order enter markets for which the calling traffic is otherwise exclusively given to a particular United States carrier. These arrangements permit Panther to offer price competitive service. The country specific calling cards represents the fastest growing market for Panther's international card business.


Current Services and Products in Prepaid Phone Cards

     Panther's principal business is the sale and distribution of long distance calling cards for domestic calls and calls originating in the U.S. and terminating in selected countries. Panther specializes in providing private label cards for master distributors and distribution groups in the U.S., and has recently begun its international expansion by selling its services and products to distributors in Latin America. Panther also provides some products unique to the market, such as reciprocal calling cards, where calls can be made to and from the international destination. In addition, Panther operates a customer service call center that handles incoming inquiries from calling card users pertaining to usage, rates and other customer service issues. The calling center also provides a telemarketing function in developing new distribution points for Panther's products in regions not serviced by its distributors. Because of senior management's extensive experience in the prepaid telecommunications industry, Panther provides a well-blended product mix with competitive international rates and a wide variety of calling cards, products and services which benefits its network of distributors and end users in maximizing product quality and market potential.

     Panther negotiates the purchase of minutes from long distance carriers on a discounted rate basis and then it divides the block of minutes into discrete packages of minutes of long distance service tied to printed phone cards which are given an account designation identified by a PIN number. The cards are sold to distributors who place the cards in retail locations. The cards are sold for $5, $10, or $20 to retail customers. The discount from face value at which cards are bought and sold by the participants in the distribution chain varies depending upon the carrier and the features of the card, such as local versus toll free dial-up access, or the rates and geographic regions for which the card can be used.

     Shaped like a credit card, the prepaid phone card easily fits into a standard wallet. Generally, the front face denotes the denomination of the card. The back of the card contains a scratch-off surface covering the card number and personal identification number (a "PIN"). Most domestic prepaid cards utilize remote memory technology, which permits users to place local, long distance and international calls from any touch-tone phone by dialing a toll-free or local access number to connect to a prepaid phone card switching platform. After being prompted to enter a PIN, the caller is advised of the value remaining on the card and is prompted to enter the telephone number to be called. The call is then routed to its destination. The per-minute charges for the call are automatically deducted from the prepaid account corresponding to the PIN as the call progresses.

     Prepaid phone cards are distributed through a vast network of retail outlets, including convenience stores, newsstands, grocery stores, gas stations, and discount stores. Although prepaid phone card products are also sold through vending machines and, more recently, over Internet websites, the vast majority of phone card sales are still made through retail outlets. In the South Florida region, where the majority of Panther's distribution occurs, Panther estimates that prepaid phone cards are sold at thousands of retail outlets.

         Panther's product mix includes:

         (1) Prepaid calling cards sold directly by commission salespersons to retail stores

         (2) Prepaid calling cards (private label and proprietary) sold through distributors who sell to retail stores

         (3) Prepaid calling cards sold by telemarketing and delivered by express courier to retail customers

         (4)      Promotional and affinity group calling cards

Distribution of Products

     Panther's calling card products are distributed through wholesale and direct retail distribution channels. The ultimate contact with consumers is through the retail outlets. Typically, these outlets are convenience stores, gas stations, newsstands, and small shops. Panther has a product distribution network of more than 1,500 retail outlets in Dade County, Florida. Panther intends to add more than 3,000 outlets in the South Florida region including Dade, Broward and Palm Beach Counties in the fiscal year commencing September 1, 2001. Panther also uses its telemarketing center to make direct sales of cards in markets not served by distributors or its own commission sales force.

     As of August 31, 2001, Panther had 19 independent distributors. Panther acts as a wholesaler to these distributors. The products are sold to distributors who sell the products to the ultimate retailers. These distributors market in Florida, New York, New Jersey, Maryland, California, Pennsylvania, North Carolina, Georgia, and Texas.

Future Services and Expansion Strategy

     Panther is expanding its distribution market presence into the New York City region, Southern California (Los Angeles and San Diego), Chicago, Boston, Atlanta, and in the major metropolitan areas of Texas. The expansion will be through adding new distributors and using existing distributors who have committed to open these new markets. Panther will be exploring opportunities to purchase distribution companies, if market conditions are favorable. Panther also intends to offer prepaid cards for wireless transmission in the future.

Suppliers and Vendors

     Panther negotiates contracts for service with numerous long distance carriers, including Terra Telecommunications Corp. and Radiant Telecom, Inc. Intelligent Switching and Software, LLC, and Netvoice Encom, LP. If a carrier fails to provide the service after we have sold the prepaid card with the service, we would be liable to the card user for the minutes of service. We have limited our risk by negotiating agreements which provide that company will pay only when the minutes are used. Therefore, we would purchase minutes from other carriers to cover a defaulting carrier, if such an event occurs. The market for service suppliers is competitive, and we believe that our concentration with few suppliers is a result of the competitive conditions which allow us to buy large blocks at low prices because of the volume of our buying. The large block buying results in few carriers at any point in time.

     Panther has contracted with Nationwide Printers of America in Miami, Florida, to print and encode the phone cards. Because of the important role the printer plays in the distribution of cards, Panther has located its offices near the printer in order to be assured of prompt service printing new products which will give it a substantial advantage in introducing new cards for new markets.

Customer Support Services

     Panther's telephone center provides customer service to its customers, and to customers of other prepaid phone card providers that do not have their own customer service centers. The customer service center allows the user of the card to call when the user has problems with the service or charges. Through the computer system the operator can check the service connections and the status of billing on the card. The operator can issue credits to the card when service is poor. The telephone center also performs telemarketing services for direct sales of Panther's proprietary calling cards.

Competition

     The global telecommunications market is currently estimated at more than $600 billion per year, and it is expected to triple by 2010. Panther intends to compete in niche markets, but the enormous size of the market allows for aggressive companies to seize markets which can be highly profitable.

     The prepaid phone card business is extremely fragmented and very cost competitive. Many of Panther's existing and potential competitors have financial, personnel, marketing, customer bases and other resources significantly greater than Panther's. As a result, they may be able to grow faster and more profitably. Panther believes that consolidation in the telecommunications industry will increase competition.

     The marketing and pricing activities of major competitors, such as AT&T, MCI/WorldCom and Sprint significantly influence the industry. Panther believes that AT&T, MCI/WorldCom and Sprint historically have chosen not to concentrate their direct sales efforts on small and medium sized businesses and specialized niche markets, but these carriers still control about 85% of the total U.S. long distance market. AT&T, MCI/WorldCom and Sprint have also introduced new service and pricing options that are attractive to smaller commercial users, and they may market to these customers more aggressively in the future. AT&T and, as an interim measure, the structurally separate interexchange affiliates of the seven regional Bell operating companies ("RBOC") have recently been reclassified as non-dominant carriers and, can now meet competition by modifying rates and service offerings without pricing constraints or extended waiting periods. These reclassifications may make it more difficult for Panther to compete for long distance customers. In addition, many large regional long distance carriers and new entrants in the industry compete directly with Panther by concentrating their marketing and direct sales efforts on small to medium sized commercial users and to certain niche markets. These activities include national advertising campaigns and telemarketing programs.

     The suppliers with whom Panther will contract for all transmission may also be its competitors. Both the interexchange carriers and local exchange carriers that will be providing transmission services for Panther have access to information about Panther's customers for whom they provide the actual call transmission. Interexchange carriers or "IXCs," are telecommunications companies that provide interstate or intrastate telecommunications services between local exchanges. Local exchange carriers, or "LECs," are telecommunications companies that provide telecommunications services in a geographic area in which calls generally are transmitted without toll charges. Because these IXCs and LECs are potential competitors of Panther, they could use information about Panther's customers, such as their calling volume and patterns of use, to their advantage. The Telecommunications Act, which became law in 1996, has strengthened the rules which govern the privacy of customer proprietary information by expressly prohibiting telecommunications carriers which receive this information from resale carriers for purposes of providing telecommunications services to those resale carriers from using it for their own marketing purposes. In addition, Panther's success will depend on its ability to continue to buy transmission services and access from these carriers at a significant discount below the rates that they make available to Panther's targeted customers.

     Regulatory trends have had, and may continue to have, a significant impact on competition in the telecommunications industry. As a result of the recently enacted Telecommunications Act, the RBOC can now provide, and are providing or have announced their intention to provide, long distance service originating (or in the case of "800" service, terminating) outside their local service areas or offered with other services, such as wireless services. Following application to and upon a finding by the Federal Communications Commission that an RBOC faces facilities-based competition and has satisfied a congressionally mandated "competitive checklist" of interconnection and access obligations, an RBOC can provide long distance service within its local service area. The entry of these well-capitalized and well-known entities into the long distance service market could significantly change the competitive environment in which Panther operates.

     Incumbent local exchange carriers, or "ILECs," are companies historically providing local telephone service. The Telecommunications Act also seeks to facilitate local telecommunications competition by requiring ILECs, among other things, to allow end users to retain their telephone numbers when changing service providers and to place short-haul toll calls without dialing long access codes. In response to these regulatory changes, MCI/WorldCom and AT&T have each announced their intention to enter the local telecommunications market. MCI/WorldCom has announced that it will invest more than $2 billion in fiber optic rings and local switching equipment in major metropolitan markets throughout the United States. AT&T has announced that it filed applications in all 50 states to provide local telecommunications services.

     Even though the Telecommunications Act opens new markets to Panther, the nature and value of these business opportunities will partly depend on subsequent regulatory interpretation of the statute's requirements. The FCC has promulgated rules implementing the local competition provisions of the Telecommunications Act. Each state must now individually adopt regulations applying the new national guidelines. Panther expects that ILECs will actively resist competitive entry into the local telecommunications market and will try to undermine the operations and the service offerings of competitive providers. This would leave carriers such as Panther, which are dependent on ILECs for network services, vulnerable to anti-competitive abuses. Panther cannot assure you that federal and state regulators will implement and enforce the local competition provisions of the Telecommunications Act in a way that will permit Panther to compete in the local telecommunications market or that subsequent legislative or judicial actions will not hurt Panther's ability to do so.

     In addition, federal and state regulators are likely to provide ILECs with increased pricing flexibility for their services as competition in the local market increases. If regulators allow ILECs to lower their rates substantially, provide excessive volume and term discount pricing, charge excessive fees for network interconnection or access to unbundled network elements, or refuse resale services at wholesale rates, Panther could lose its ability to competitively provide local service.

Regulation

     The company is classified as an Interexchange carrier (IXC) providing long distance telecommunication services. The company has applied for licenses from State Public Service Commissions in four states in which it operates. The filing of the application grants the applicant the right to provide the service. We will file with six additional states by the end of the 2001. The issuance of a final order for a license usually takes six to eights months. We can operate under the automatic application license pending the final order.

Employees

     Panther has 31 full-time employees in the Miami, Florida, office. Panther also engages consultants and commission sales persons on an as-needed basis. Panther considers its relationship with its employees to be satisfactory.

Item 2.           Description of Property.

     Panther leases its principal executive offices in a modern commercial office building located at 5255 N.W. 87th Avenue, Suite 101, Miami, Florida. These offices consist of approximately 5,200 square feet of office space. The lease is currently a three-year lease. We operate a telephone calling facility in 500 square feet of its executive offices for its customer service calls and telemarketing activities.

     We have adequate computer processing and telecommunications equipment to service is current and near term business needs. The equipment is in good conditions, and the company has employees who are capable of servicing the equipment. We do not intend to acquire any material additional equipment. If additional equipment is needed, we will acquire it out of internal cash flow, third party financing, or through leasing.

Item 3.           Legal Proceedings.

         The company is not a party to any legal proceedings at this time.

     To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceedings against us. No director, executive officer or other person who may be deemed to be an "affiliate" of Panther or owner of record or beneficially of more than five percent of the common stock is a party adverse to us or has a material interest adverse to us in any proceeding.


Item 4.           Submission or Matters to a Vote of Security Holders.

     The company did not submit any matters to a vote of securities holders during the year ended August 31, 2001. Any action requiring the vote of shareholders may be taken by consent, and the consent of Manuel Sanchez, who holds more than 60% of the outstanding shares of common stock, is the only approval that is required for shareholder consent. The board of directors elected Efrain Rodriguez, Guillermo Acosta and Alvaro Ramirez as directors on September 28, 2001. Mr. Sanchez ratified the election of the directors, and he ratified the selection of Feldman Sherb & Co., P.C., as our independent auditors.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Market Information

     The common stock of the company is not presently quoted in any market or exchange. We anticipate that our common stock will be quoted on the over-the-counter bulletin board ("OTCBB") of the National Association of Securities Dealers, Inc. The proposed trading symbol is "PNTR" or "PANT."

Registration on Form SB-2

     The company filed a registration statement on Form SB-2 for shares of common stock on October 12, 2000. We filed a delaying amendment and the registration is presently under review. Neither the company nor the Securities & Exchange Commission has made a determination on when, if at all, the registration statement, as amended, will be effective. The Form SB-2 and its amendments may be examined through the Commission's Internet website at www.sec.gov.

Description of Securities

         The company has two classes of securities authorized, consisting of:

25,000,000 shares of common voting stock with a par value of one mil ($0.001) per share; and

5,000,000 shares of preferred stock with a par value of one mile ($0.001) per share.

     The holders of the common stock have one vote per share on each matter submitted to a vote at a meeting of the stockholders. The shares of common stock do not carry cumulative voting rights in the election of directors. The common stockholders have no pre-emptive rights to acquire additional shares of common stock of other securities. The common stock carries no subsequent or conversion rights. All shares of common stock now outstanding are fully paid and non-assessable.

     The preferred stock shall contain such rights and preferences as the board of directors may authorize. No preferred stock has been issued.

     The shares of our common stock have never been traded in any public trading market. The number of holders of record of our common stock is approximately 85.

     We have engaged the services of Florida Atlantic Stock Transfer Co., Inc., of Tamarac, Florida, to act as the transfer agent and registrar for our common stock.

Dividend Policy

     The company has never declared or paid any cash dividends on its common stock. We do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends, if any, in the future will be at the sole discretion of the board of directors. We are not otherwise restricted from paying cash dividends on its common stock.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Overview

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth in Item 7 of this Annual Report. To date, our principal source of revenue has been the marketing and distribution of our own branded prepaid long distance calling cards for both domestic and international use. We distribute our prepaid cards utilizing card numbers and PINs provided by the telecommunications carrier providing the long distance service for the card. We incur up-front expenses of printing the phone cards. We purchase the long distance phone service from various telephone companies who agree to provide usage time to the cardholder after we sell and activate its phone cards. Prepaid phone cards are distributed through a vast network of retail outlets, including convenient stores, newsstands, grocery stores and discount stores. The retail outlets are serviced by independent distributors nationwide, except in South Florida where retail outlets are serviced through our commission salespersons.

Results of Operations

     We began active operations in September 2000. Effective May 31, 2001, New Century Capital & Consulting Corp. ("New Century"), a public held "shell" corporation acquired Panther Com Enterprises Inc. Concurrent with the acquisition, New Century, the legally surviving parent company, changed its name to Panther Telecommunications Corporation. For accounting purposes, the acquisition has been treated as a reverse acquisition with Panther Com as the accounting acquirer. Accordingly, the consolidated financial information herein includes the accounts of Panther Telecommunications Corporation and its wholly-owned subsidiary Panther Com except for the result of operations and cash flows prior to May 31, 2001, which are those of Panther Com. In our initial year ended August 31, 2001, we had a net loss of $161,087.

     Revenues in our initial year ended August 31, 2001 were $5,862,582, including $2,090,771 in the last quarter. The monthly average revenues in the initial nine months ended May 31, 2001 were $419,090. The monthly average revenues in the last quarter of our initial year ended August 31, 2001 were $696,924. The monthly revenue increase of $277,834 or 66% in the last quarter of our initial year ended August 31, 2001 was due to the addition of customers, as well as an increase in the number of phone cards we distribute. In the last quarter of our initial year ended August 31, 2001, we introduced phone cards specifically branded to Peru, Nicaragua, Haiti, Argentina and Colombia.

     Wholesale revenues in our initial year ended August 31, 2001 were $3,892,847, including $1,218,408 in the last quarter. The monthly average revenues in the initial nine months ended May 31, 2001 were $297,160. The monthly average revenues in the last quarter of our initial year ended August 31, 2001 were $406,136. The monthly revenue increase of approximately $108,976 or 37% in the last quarter of our initial year ended August 31, 2001 was due to the addition of distributors, as well as an increase in the number of phone cards we distribute as explained above.

     Retail revenues in our initial year ended August 31, 2001 were $1,969,735, including $872,363 in the last quarter. The monthly average revenues in the initial nine months ended May 31, 2001 were $121,930. The monthly average revenues in the last quarter of our initial year ended August 31, 2001 were $290,788. The monthly revenue increase of approximately $168,857 or 138% in the last quarter of our initial year ended August 31, 2001 was due to the addition of retail outlets, as well as an increase in the number of phone cards we distribute as explained above. On average, we serviced approximately 400 retail outlets in the initial nine months ended May 31, 2001 when compared to approximately 1,200 retail outlets in the last quarter of our initial year ended August 31, 2001.

     Cost of revenues, consisting primarily of telecommunications costs, amounted to $5,186,239 or 88% of revenues in our initial year ended August 31, 2001, including $1,712,305 or 82% of revenues in the last quarter. Our gross profit margin for our initial year ended August 31, 2001 was 12%, with 8% in the initial nine months ended May 31, 2001 and 18% in the last quarter of our initial year ended August 31, 2001. The profit margin increase is due to favorable pricing terms with our telecommunication carriers based on higher usage volume and an increase in retail revenues as compared to wholesale revenue. Discounts from the face value of the card granted to distributors are approximately on average 5% higher than discounts granted to retailers.

     Selling, general and administrative expenses, consisting primarily of salaries, sales commissions and professional fees, amounted to $669,555 for the initial year ended August 31, 2001, which included $247,814 in the last quarter. Selling, general and administrative expenses as a percentage of revenues were 11% of revenues for our initial year ended August 31, 2001, which compared to 12% of revenues in the last quarter.

     Other expenses consisted of professional fees incurred in the last quarter of our initial year ended August 31, 2001 in connection with the reverse acquisition and the preparation of the related public filings and included $60,000 in accounting fees, $30,000 in legal fees and $67,875 representing the fair value of consulting services exchanged for common stock.

     As a result of the factors discussed above, we had income from operations of $6,788 and a net loss of $161,087 for our initial year ended August 31, 2001.

Liquidity and Capital Resources

     As of August 31, 2001, we had current assets of approximately $345,000, current liabilities of approximately $459,000 and net working capital deficiency of approximately $114,000. Our cash balance varies significantly from day-to-day due to the large payments we make from our telephone carriers.

     Net cash flows provided by financing activities amounted to $27,000 for our initial year ended August 31, 2001. Our principal stockholder funded our initial working capital needs with loans totaling $57,918. We have repaid these loans as of August 31, 2001. We also received a loan of $50,000 from two third party lenders. The note is a demand note that bears interest at approximately 14% per annum. As of August 31, 2001, we have repaid $24,000 of principal on the note. The debt is being retired as cash flow permits.

     Net cash flows used in investing activities amounted to $47,940 for our initial year ended August 31, 2001 and mainly consisted of a deposit with a telecommunications carrier and purchase of office furniture and equipment.

     The independent auditors' report on our audited financial statements as of and for our initial year ended August 31, 2001 included an explanatory paragraph stating that our deficiencies in working capital and stockholders' equity raise substantial doubt about our ability to continue as a going concern. We have retained the services of Venture Fund Management LLC of Palm Beach, Florida to act as a nonexclusive placement agent to assist us in securing debt or and/or equity financing to provide us with liquidity to meet our current and future needs. Venture Fund Management LLC is entitled to a finder's fee of up to 10% of funding. There can be no assurance that we will be able to obtain such financing on reasonably commercial terms, or otherwise, or that we will be able to otherwise satisfy our short-term needs from other sources in the future.

     Because our current strategy is to focus our efforts on the distributions side as opposed to the infrastructure side of the telecommunication services, we do not anticipate acquiring any properties other than equipment for placing and management of PIN numbers on our prepaid phone cards. Any acquisition will be subject obtaining the necessary financing. The cost of the PIN encoding and management equipment will be less than $500,000.


     In December 2001, the Company issued 250,000 shares of the common stock to an individual in exchange for $50,000. For the year ending August 31, 2002, we anticipate raising an additional $500,000 to cover: (1) our current working capital deficiency, (2) anticipated sales and accounts receivable growth and (3) four additional employees, including one more executive and a controller.

Item 7.          Financial Statements.





                     PANTHER TELECOMMUNICATIONS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS









INDEPENDENT AUDITORS' REPORT                                            F-2

CONSOLIDATED BALANCE SHEET                                              F-3

CONSOLIDATED STATEMENT OF OPERATIONS                                    F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY                      F-5

CONSOLIDATED STATEMENT OF CASH FLOWS                                    F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-7 F-13

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Panther Telecommunications Corporation


We have audited the accompanying consolidated balance sheet of Panther Telecommunications Corporation and its subsidiary as of August 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panther Telecommunications Corporation and its subsidiary as of August 31, 2001, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of approximately $161,000 for the year ended August 31, 2001. Additionally, the Company had a working capital deficiency and a stockholders' deficiency of approximately $115,000 and $77,000, respectively, at August 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in
Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.




                                                /s/ Feldman Sherb & Co., P.C.
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants


New York, New York
December 6, 2001

                     PANTHER TELECOMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2001


                                     ASSETS


Current assets:
     Cash                                                        $          203
     Accounts receivable, including unbilled revenue of $212,351
        and net of allowance for doubtful accounts of $20,000           332,593
     Inventory                                                            9,460
     Other                                                                2,277
                                                                 ---------------

        Total current assets                                            344,533

Deposits                                                                 19,940
Property and equipment, net                                              17,667
                                                                 ---------------
                                                                 $      382,140
                                                                 ===============



                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                            $      154,043
     Accrued liabilities                                                230,210
     Deferred revenue                                                    49,099
     Notes payable                                                       26,000
                                                                 ---------------

        Total current liabilities                                       459,352
                                                                 ---------------


Commitments                                                                   -

Stockholders' deficiency:
     Preferred stock, $0.001 par value, 5,000,000 shares
        authorized, none issued and outstanding                               -
     Common stock; $0.001 par value; 25,000,000 shares
        authorized, 10,000,000 issued and outstanding                    10,000
     Additional paid in capital                                          73,875
     Deficit                                                           (161,087)
                                                                 ---------------

        Total stockholders' deficiency                                  (77,212)
                                                                 ---------------


                                                                 $      382,140
                                                                 ===============


   The accompanying notes are an integral part of these financial statements

                     PANTHER TELECOMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED AUGUST 31, 2001






Revenues                                                    $         5,862,582
Cost of revenues                                                      5,186,239
                                                              ------------------
Gross margin                                                            676,343
Selling, general and administrative expenses                            669,555
                                                              ------------------
Income from operations                                                    6,788
Other expenses                                                          157,875
Interest expense                                                         10,000
                                                              ------------------

Net loss                                                    $          (161,087)
                                                              ==================


Basic and diluted loss per common share                     $             (0.02)
                                                              ==================

Weighted average number of shares used in calculation
     of basic and diluted loss per common share                       8,125,000
                                                              ==================



   The accompanying notes are an integral part of these financial statements

                     PANTHER TELECOMMUNICATIONS CORPORATION
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       FOR THE YEAR ENDED AUGUST 31, 2001






                                                              COMMON STOCK            ADDITIONAL
                                                      -----------------------------     PAID IN
                                                         SHARES         AMOUNT          CAPITAL         DEFICIT           TOTAL
                                                      -------------  --------------  --------------  --------------  ---------------

Balance at September 1, 2000 (inception)                         -  $            -  $            -  $            -  $             -

Issuance of common stock pursuant to
     reverse acquisition                                 7,500,000           7,500          (6,500)              -            1,000

Capital of accounting acquiree
     at reverse acqusition date                          2,500,000           2,500           5,000               -            7,500

Fair value of services received for common stock,
     excluding $15,000 recorded prior to
        reverse acquisition                                      -               -          75,375               -           75,375

Net loss                                                         -               -                        (161,087)        (161,087)
                                                      -------------  --------------  --------------  --------------  ---------------
Balance at August 31, 2001                              10,000,000  $       10,000  $       73,875 $      (161,087) $       (77,212)
                                                      =============  ==============  ==============  ==============  ===============





   The accompanying notes are an integral part of these financial statements

                     PANTHER TELECOMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED AUGUST 31, 2001


Cash flows from operating activities:
     Net loss                                                  $       (161,087)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
         Depreciation                                                    10,333
         Provision for doubtful accounts                                 20,000
         Services received for common stock                              82,875
     Changes in assets and liabilities:
            Accounts receivable                                        (352,593)
            Inventory                                                    (9,460)
            Other current asset                                          (2,277)
            Accounts payable                                            154,043
            Accrued liabilities                                         230,210
            Deferred revenue                                             49,099
                                                                ----------------
Net cash provided by operating activities                                21,143
                                                                ----------------

Cash flows from investing activites:
     Deposits                                                           (19,940)
     Purchase of property and equipment                                 (28,000)
                                                                ----------------
Net cash used in investing activities                                   (47,940)
                                                                ----------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                               1,000
     Proceeds from issuance of short-term notes                          50,000
     Repayment of short-term notes                                      (24,000)
     Proceeds from shareholder loan                                      57,918
     Repayment of shareholder loan                                      (57,918)
                                                                ----------------
Net cash provided by financing activities                                27,000
                                                                ----------------
Net increase in cash                                                        203
Cash at beinning of year                                                      -
                                                                ----------------
Cash at end of year                                           $             203
                                                                ================
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                 $           4,800
                                                                ================




   The accompanying notes are an integral part of these financial statements

                     PANTHER TELECOMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED AUGUST 31, 2001



NOTE 1 - NATURE OF BUSINESS AND ORGANIZATION

     Panther Telecommunications Corporation ("the Company") is the successor entity formed by the acquisition of Panther Com Enterprises Inc. ("Panther Com") by New Century Capital & Consulting Corp. ("New Century"). Panther Com was incorporated in the State of Florida on February 3, 2000 and commenced operations on September 1, 2000 (inception). Concurrent with the acquisition, New Century, a publicly held "shell" Florida corporation and the legally surviving parent company changed its name to Panther Telecommunications Corporation.

     Effective on May 31, 2001, for accounting purposes, the acquisition has been treated as a reverse acquisition, with Panther Com as the accounting acquirer. The result of operations and cash flows prior to May 31, 2001 included in the consolidated financial statements herein are those of Panther Com. Pro-forma information has not been presented since the transaction was deemed a capital stock transaction rather than a business combination. The Company adopted the fiscal year of Panther Com, which ends August 31.

     The Company sells pre-paid long distance calling cards to distributors nationwide and to retail stores in South Florida for both domestic and international use.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $161,000 for the year ended August 31, 2001. Additionally, the Company had a working capital deficiency and a stockholders' deficiency of approximately $115,000 and $77,000, respectively, at August 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing debt or equity financing and is continually evaluating the Company's operations, however, any results of their plans and actions cannot be assured. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Panther Telecommunications Corporation and its wholly-owned subsidiary Panther Com except for the result of operations and cash flows prior to May 31, 2001, which are those of Panther Com, as described in Note 1. All significant intercompany account balances and transactions have been eliminated in consolidation.

      USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     PANTHER TELECOMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED AUGUST 31, 2001



     ACCOUNTS RECEIVABLE

     The Company extends unsecured credit in the normal course of business to virtually all of its customers. The allowance for doubtful accounts reflects management's opinion of amounts, which may ultimately become uncollectible.

     INVENTORY

     Inventory consists of prepaid telephone cards that are stated at the lower of cost (first-in, first-out basis) or market.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

     REVENUE RECOGNITION

     Revenue consists of long-distance telecommunication services provided to prepaid phone card distributors and consumers. Revenue is deferred until the period in which the service is provided or when the phone card expires. Phone cards expire in one to six months. Unbilled revenue represents revenue related to services provided to consumers but billed to our customers subsequent to the reported period.

     COST OF REVENUES

     Cost of revenues consists primarily of long-distance telecommunication costs. The Company negotiates the purchase of minutes from long distance carriers under usage arrangements on a discounted rate basis.

     COMPUTATION OF EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share adjusts basic earnings (loss) per share for the effects of stock options and other potentially dilutive financial instruments, only in the period in which such effect is dilutive.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include accounts receivable, notes payable, accounts payable and accrued liabilities. The carrying value of the financial instruments approximates fair value due to the short maturities of these instruments.

                     PANTHER TELECOMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED AUGUST 31, 2001



     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The analysis of the recoverability utilizes undiscounted cash flows. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the asset exceeds the fair value.


     SEGMENT DISCLOSURE

     The Company uses the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.

     INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided when the expected realization of tax assets does not meet a "more likely than not" criteria.

     NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that the amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 141 and No. 142 immediately with regard to business combinations initiated after June 30, 2001.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of
     Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years

                     PANTHER TELECOMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED AUGUST 31, 2001


     beginning  after  December 15, 2001. The most  significant  changes made by
     SFAS 144 are: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company believes that the adoption of SFAS 144 will not have a material effect on its consolidated financial position or results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

       At August 31, 2001 property and equipment consists of:

                                      Estimated
                                        Useful
                                         Life

       Furniture and fixtures          5 years         $       8,000
       Equipment                       3 years                20,000
                                                       --------------
                                                              28,000
       Less: accumulated depreciation
                                                             (10,333)
                                                       --------------
                                                      $       17,667
                                                       ==============


NOTE 4 - NOTES PAYABLE

     At August 31, 2001, notes payable consists of unsecured notes payable to two individuals totaling $26,000. The interest on these notes was fixed at $10,000 at the time of borrowing and amounts to a weighted average rate of approximately 14% per annum.


NOTE 5 - INCOME TAXES

     As of August 31, 2001, the Company has net operating loss carryforwards of approximately $ 140,000, which expire in 2021. The realization of future tax benefits from these net operating loss carryforwards may be subject to limitations on their utilization.

     The components of the deferred tax asset at August 31, 2001 are as follows:


       Net operating loss carryforward                        $          53,274
       Provision for doubtful accounts                                    7,600
                                                               -----------------
       Valuation allowance                                               60,874
                                                                        (60,874)
                                                              ------------------
       Net deferred tax asset                                      $          -
                                                              ==================

                     PANTHER TELECOMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED AUGUST 31, 2001



       The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization.

       For the year ended August 31, 2001, the effective income tax rate differs from the statutory rate as follows:

       Income tax benefit at the Federal statutory rate       $         (56,669)
       State income tax benefit                                          (4,205)
       Valuation allowance                                               60,874
                                                              ------------------
       Income tax benefit at effective tax rate               $               -
                                                              ==================


NOTE 6 - COMMITMENTS

     The Company leases office space and equipment under operating leases expiring through February 2004. The future minimum lease payments are as follows:

        Year Ending
        August 31,

            2002                                             $           95,069
            2003                                                        112,661
            2004                                                         55,430
                                                             -------------------
                                                             $          263,160
                                                             ===================

      Total rent expense for the year ended August 31, 2001 was $ 39,242.


NOTE 7 - STOCKHOLDERS' DEFICIENCY

     PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of preferred stock at $0.001 par value, with such rights and preferences, as may be designated by the Board of Directors. As of August 31, 2001, none of the preferred stock was issued or outstanding.

     COMMON STOCK

     In connection with the reverse  acquisition on May 31, 2001 as described in
     Note 1, the Company issued 7,500,000 shares of its common stock for all of the issued and outstanding shares of Panther Com.

                     PANTHER TELECOMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED AUGUST 31, 2001


     SERVICES RECEIVED FOR COMMON STOCK

     On May 15, 2001 prior to the reverse acquisition described in Note 1, the Company issued 1,500,000 shares of common stock to various individuals and companies in exchange for consulting services. These consulting services were provided between March 15, 2001 and August 15, 2001. At the time the shares were issued, there was no market in the Company's stock. The Company has determined the fair value of such consulting services to be $45,375, of which $7,500 was recorded as prepaid expenses and another $7,500 was expensed in the accounting acquiree's financial statements prior to the reverse acquisition. The related consulting expense recorded in the accompanying financial statements amounted to $37,875, including the amortization of the $7,500 capitalized prior to the reverse acquisition. Fair value for such services was based on estimated hours worked by consultants using an average billing rate of $75 per hour.

     On June 8, 2001, the Company's CEO and controlling stockholder transferred to the Company 675,000 shares of the Company's common stock held by him, and the Company issued 675,000 shares to four financial consultants, who had assisted Panther Com Enterprises, Inc. with reverse acquisition described in Note 1. The Company's CEO and controlling shareholder is not seeking reimbursement for his contribution of the 675,000 shares. These consulting services were provided between November 27, 2000 and June 8, 2001. At the time the shares were issued, there was no market in the Company's stock. Based on estimated hours worked by consultants using an average billing rate of $75 per hour, the Company has determined the fair value of such consulting services to be $30,000. Such amount has been recorded as an expense in the accompanying financial statements. The common stock has substantial restrictions upon its sale or transferability. The delivery of the shares represents full payment for the services of the consultants either to receive additional services or to provide the consultants with any form of payment.

     In August 2001, the Company's CEO and controlling stockholder transferred to the Company 300,000 shares of the Company's of stock held by him, and the Company issued 300,000 shares to an individual, who is a financial and management consultant, as an inducement to secure his services. The Company's CEO and controlling shareholder is not seeking reimbursement for his contribution of the 300,000 shares. The Company has determined the value of such inducement to be $15,000 based on comparables. Such amount has been recorded as an expense in the accompanying financial statements.


NOTE 9 - BUSINESS SEGMENT INFORMATION

     The Company's reportable segments are primarily based on methods used to distribute its product. The wholesale and retail segments through sales to distributors and retail stores, respectively, derive revenues from sales of generic and branded pre-paid phone cards.

                     PANTHER TELECOMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEAR ENDED AUGUST 31, 2001




     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income after depreciation but prior to interest expense and provision for income taxes; all corporate overhead is allocated to the business segments based on their pro-rata share of revenues. The following is information for the Company's reportable segments for the year ended August 31, 2001 are as follows:

                               Wholesale          Retail          Consolidated
                              -------------   ---------------   ----------------




      Revenues                 $3,892,847       $1,969,735        $ 5,862,582

      Interest expense              6,640            3,360             10,000

      Depreciation                  6,861            3,472             10,333

      Income from operations        4,507            2,281              6,788

      Total assets                253,747          128,393            382,140


     Revenue is generated all from within the United States for the year ended August 31, 2001.




NOTE 10 - OTHER EXPENSES

     Other expenses consisted of professional fees incurred in connection with the reverse acquisition and the preparation of the related public filings as follows:

       Accounting fees                                        $          60,000
       Legal fees                                                        30,000
       Fair value of services exchanged for common stock                 67,875

                                                              ------------------
                                                              $         157,875
                                                              ==================

NOTE 11 - SUBSEQUENT EVENTS

     In September 2001, the Company's CEO and controlling stockholder transferred to the Company 20,000 shares of the Company's common stock held by him, and the Company issued to two individuals 10,000 shares each of the Company's common stock as a financial inducement to them to join the Company's Board of Directors.

     In December 2001, the Company issued to an individual, who is a marketing agent for the Company, 250,000 shares of the Company's common stock in exchange for $50,000. The Company agreed to include 100,000 shares acquired by the individual in an amendment to the registration statement that the Company had filed with the Securities & Exchange Commission and that is currently under review.

Item 8. Change In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Effective May 31, 2001, Salberg & Company, P.A. resigned as the independent accounts of Panther. The reports of Salberg & Company, P.A. on the financial statements for any of the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or account principle. In connection with any of its audits for the two most recent fiscal years and through May 31, 2001, there have been no disagreements with Salberg & Company, P.A. on any matter of account principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements if not resolved to the satisfaction of Salberg & Company, P.A. would have caused them to make reference thereto in their report of the financial statements for such years.

     We engaged Feldman Sherb & Co., P.C., of New York, New York as our new independent accountants as of May 31, 2001. Such engagement was ratified by our Board of Directors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth the names of all of the Company's current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                                                     Date of
                                                                     Election or
Name                      Positions Held                             Designation
Manuel Sanchez            CEO, CFO, President & Director            2001
Efrain Rodriguez          Director                                  2001
Lynne Perlmutter          Secretary & Director                      2001
Alvaro Ramirez            Director                                  2001
Guillermo Acosta          Director                                  2001


Business Experience of Directors and Officers

     Manuel Sanchez , Chief Executive Officer, Chief Financial Officer, President and Director. Mr. Sanchez is 36 years old. From 1997 to 2000, Mr. Sanchez was Vice President of Sales and Marketing for Technicom Systems, Inc., a large prepaid phone card distributor. Mr. Sanchez was instrumental in taking TSI from inception to $100 million in annual sales during a two-year period. Mr. Sanchez founded Panther Com Enterprises in February 2000, and commenced operations in September 2000. Prior to working in the telecommunications business, Mr. Sanchez was a regional sales manager for the Florida lottery. He was a non-commissioned officer in the U.S. Army for six years from 1983 to 1989 as a nuclear biological chemist, specializing in analyzing and advising command on systems and procedures during chemical warfare.

     Efrain Rodriguez, Director. Mr. Rodriguez is 36 years old. Panther engaged Mr. Rodriguez as a financial and management consultant in August 2001. Prior to assuming this position, he served as the Chief Financial Officer for GDA.com, Inc., in Miami from May 2000 to June 2001. GDA.com, Inc. was developing a business and finance portal for Latin America with the financial and strategic support of the leading Latin American newspapers. Panther filed for reorganization under the federal bankruptcy laws in July 2001. Mr. Rodriguez worked for PricewaterhouseCoopers for 10 years prior to joining GDA. In 1999, Mr. Rodriguez was promoted to Senior Manager of PwC, for audit and business advisory services. He holds a Juris Doctor degree from the University of Puerto Rico and a BA in accounting and finance from Fairfield University. Mr. Rodriguez is a Certified Public Accountant.

     Lynne Perlmutter, Director and Secretary. Ms. Perlmutter is 41 years old. She is a public relations and marketing consultant in Miami, Florida. Ms. Perlmutter has over 16 years of experience in public relations, media relations, investor relations, advertising and marketing. Ten years ago, she organized and is now the owner and manager of Public Image Limited, Inc., a Florida corporation, which acted as a consultant to Panther Com Enterprises, Inc.
Through this company, she has performed independent consulting and project development for numerous small to mid size companies in the South Florida region. Prior to organizing Public Image Limited, Inc., she founded Summit Communications, which served as an advertising and financial public relations division for a Miami-based investment firm. She is a graduate of the University of Florida.

     Guillermo Acosta, Director. Mr. Acosta is 68 years old. Mr. Acosta has been associated with the telecommunications industry for over 46 years. He is presently the Executive Vice President of Piksat, Inc., a provider of broadband and Internet satellite telecommunications services. He began his career at Western Electric Company, a division of AT&T, as an engineer developing electronic switching systems. During the 1980s, he worked in marketing and sales with AT&T International and assisted AT&T in its joint venture with Spain's Telefonica and with other telephone companies in Latin America. He became president of AT&T Brazil in 1987 and served in this capacity through 1994. Mr. Acosta's responsibilities included oversight over other AT&T operations in South America. After he left AT&T, he became responsible for business development at Americatel where he served as chief operating officer. Among his responsibilities with Americatel, he was involved with satellite networks and wireless systems for ventures in Latin America. Mr. Acosta holds degrees in Mechanical and Electrical Engineering from the University of Illinois, Electrical Engineering from the Graduate School of Ohio State University, and Business Administration from Ohio Dominican College.

     Alvaro Ramirez, Director. Mr. Ramirez is 47 years old. Mr. Ramirez is currently the Senior Vice President of Cima Telecom, a long distance carrier. Mr. Ramirez founded InterData Engineering Company in 1981. This company became Cima Telecom through a reorganization. Prior to the reorganization, Mr. Ramirez served as the CEO. While leading InterData Engineering, Mr. Ramirez became involved with numerous ventures and projects in Latin America. His work included ventures with AT&T and Control Data de Mexico. During his tenure as CEO, InterData Engineering became one of the largest value added resellers and distributors of telecommunication equipment, computer systems, and business communication systems in the Bahamas and in Bermuda. Mr. Ramirez holds a BS in Electrical Engineering from Univeridad Javeriana in Bogota, and he has completed graduate studies in Biomedical Engineering at the University of Miami.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based upon (i) the copies of Section 16(a) reports which the Company received from such persons for the 2001 fiscal year transactions in the Common stock and their Common stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2001 fiscal year that were not properly filed, the Company believes that all executive officers and board members complied with all their reporting requirements under Section 16(a) for such fiscal year.


Item 10.          Executive Compensation.

     Mr. Manuel Sanchez was the only executive officer to receive compensation during the initial year ended August 31, 2001. Mr. Sanchez received from Panther $40,000 during such period. Mr. Sanchez has agreed to the principal terms of his employment contract, including an initial annual salary of $180,000 and a two-year term. His employment agreement has not been completed and signed, and it is not effective as of the date of the filing of this Annul Report.


                           Summary Compensation Table

Name of principal and position           Fiscal       Salary          Other annual                   Long term
                                         year                         compensation                   compensation
------------------------------           -----
Manuel Sanchez, CEO, Director            2001         $40,000                   -0-                          -0-
Lynne Perlmutter, Secretary,             2001              -0-        $7,500 consulting fee                  -0-
Director                                                              received in form of
                                                                      101,250 shares of
                                                                      common stock paid to
                                                                      her wholly owned
                                                                      company
Efrain Rodriguez, Director               2001              -0-        $7,020 on his consulting               -0-
                                                                      agreement at the rate of
                                                                      $2,700 per week, and
                                                                      $15,000 as a bonus for
                                                                      taking the engagement
                                                                      paid in form of 300,000
                                                                      shares of Panther's
                                                                      common stock
Mark Colacurcio, CEO, Director           2001              -0-                     -0-                       -0-
through May 31, 2001


Item 11.       Security Ownership of Certain Beneficial Owners and Management.

     The following table reports the share holdings of the directors and executive officers and those persons who own more than five percent of the common stock as of the date of this report.

                                     Number of Shares             Percentage
Name and Address                     Beneficially Owned           of Class

Manuel Sanchez                       6,395,000                     63%
5255 N.W. 87th Ave., Ste 101
Miami, Florida 33178
Efrain Rodriguez                       300,000                      3%
5255 N.W. 87th Ave., Ste 101
Miami, Florida 33178
Lynne Perlmutter                       101,250                      1%
5255 N.W. 87th Ave., Ste 101
Miami, Florida 33178
Guillermo Acosta                        10,000                     <1%
5255 N.W. 87th Ave., Ste 101
Miami, Florida 33178
Alvaro Ramirez                          10,000                     <1%
5255 N.W. 87th Ave., Ste 101
Miami, Florida 33178
All Officers and Directors as        6,816,250                     68%
a group


Item 12.          Certain Relationships and Related Transactions.

     There are no family relationships between any director and executive officer.

     Our controlling shareholder, Manuel Sanchez, holds over 63% of the outstanding shares. He was the founder of Panther Com. He lent us $57,918 during our initial year ended August 31, 2001. Panther repaid this amount before the end of the year. Mr. Sanchez has contributed 995,000 shares of his personal shares of common stock to Panther to pay for certain consultants of Panther Com, to induce Mr. Rodriguez to become a director of Panther as well as a financial and management consultant to the CEO, and to induce Messrs. Acosta and Ramirez to become directors of Panther. Mr.Sanchez has agreed not to seek reimbursement for the shares he has contributed to us.

     Ms. Lynne Perlmutter is a director and corporate secretary. Ms. Perlmutter is the sole shareholder and director of Public Image Limited, Inc., a Miami public relations company. Panther Com engaged Public Image Limited, Inc. to provide consulting services for public relations, media relations, and corporate administration in the period through June 2001. Public Image Limited, Inc. received 101,250 shares of common stock of Panther as compensation for all services performed. Panther has no further agreement with Ms. Perlmutter and her affiliate company on consulting services. Ms. Perlmutter may receive incidental compensation for secretary functions. Any future consulting will be done through separately negotiated agreements.

     Mr. Efrain Rodriguez was engaged as a financial and management consultant for the company in August 2001. He agreed to become a director in September 2001. Mr. Rodriguez received 300,000 shares of restricted common stock as a bonus for taking the engagement and his agreement to assume the position of director. Mr. Rodriguez receives a consulting fee of $ 2,700 per week. He offices at our executive office, and he devotes his full time to us.

     Mr. Guillermo Costa and Mr. Alvaro Ramirez agreed to become directors of the company, and they each received 10,000 shares of common stock. We have no other agreements with these directors.

     Mr. Ramirez is a principal with Cima Telecom, Inc., a long distance carrier. Panther has discussed with Cima Telecom purchasing service, but as of this date, the company and Cima Telecom have no agreement for any business. If Panther agrees to purchase service from Cima Telecom, management of Panther believes it will secure the service at rates at least as good as those offered by other carriers.

     In December 2001, we issued to an individual, who functions as a marketing agent for Panther, 250,000 shares of our common stock in exchange for $50,000. We agreed to include 100,000 shares acquired by the individual in an amendment to the registration statement that we filed with the Securities and Exchange Commission and that registration statement is currently under review.

Item 13.          Exhibits and Reports on Form 8-K.

Exhibit

     2 Plan of acquisition, reorganization, arrangement, liquidation, or succession (Exchange Agreement between company and Panther Com Enterprises, Inc. incorporated by reference to
                  Exhibit 2 to Form 8-K filed on June 13, 2001.)

     3(i)         Articles of Incorporation and amendments
                  (Incorporated by reference to Exhibit 3(1) to Form 10-SB filed on August 7, 2000, and Exhibit 3(i) to Form 8-K filed on June 13, 2001.)

     3(ii)        By-Laws
                  (Incorporated by reference to Exhibit 3(2) to Form 10-SB filed on August 7, 2000.)

     10           Material contracts
     10.1         Broker  Contract  between Company and Terra Telecommunications
                  Corp. dated   February 22, 2001 (to be filed with amendment to
                  Form SB-2).
     10.2         Radiant Agency Agreement between Company and  Radiant  Telecom
                  Inc (to be filed with amendment to Form SB-2).
     10.3         Consulting Agreement between Efrain Rodriguez and Company (to be filed with amendment to Form SB-2).

     16 Letter on change in certifying accountant (filed with Form 8-K/A filed concurrently with this Annual Report).

     21           List of Subsidiaries



Reports on Form 8-K

     On October 10, 2001, we filed a Current Report on Form 8-K:

     Under Item 5, Other Events, we reported the election of Efrain Rodriguez, Guillermo Acosta, and Alvaro Ramirez as directors of Panther.

     Under Item 7, Financial Statements, we included the financial statements of Panther Com as required by Regulation S-X, Rule 3-05.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, who are duly authorized.

PANTHER TELECOMMUNICATIONS CORPORATION
(formerly New Century Capital & Consulting Corp.)

By   /s/Manuel Sanchez
  -----------------------------------------------------------------
      Manuel Sanchez, President, CEO, and Director

Date:   December 17 , 2001

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    /s/Lynne Perlmutter
  ------------------------------------------------------------------
      Lynne Perlmutter, Secretary and Director

Date:   December 17, 2001


By     /s/Efrain Rodriguez
  ------------------------------------------------------------------
        Efrain Rodriguez, Director

Date:     December 17, 2001


By    /s/Guillermo Acosta
   -----------------------------------------------------------------
       Guillermo Acosta, Director

Date:     December 17, 2001


By    /s/ Alvaro Ramirez
   ------------------------------------------------------------------
       Alvaro Ramirez, Director

Date:     December 17, 2001