Form 10QSB
period 2001-11-30
PANTHER TELECOMMUNICATIONS CORP
filed 2002-01-23
CIK 1120372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (reference herein to the Securities Exchange Act of 1934, as amended, shall be made as "Exchange Act")

                For the quarterly period ended November 30, 2001
               --------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                         Commission file number:0-31269

                     PANTHER TELECOMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------


FLORIDA                                                      65-0981179
--------------------------------                   -----------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                   Number)


             5255 N.W. 87th Avenue, Suite 101, Miami, Florida 33178
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number (305) 718-4467; Issuer's fax number (305) 718-4179


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 10,250,000 shares of common stock as of January 18, 2002


Transitional Small Business Disclosure Format (Check one): Yes        No    X
                                                              ----       -------

                        Part I - Financial Information

Item 1.  Financial Statements.

                     PANTHER TELECOMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                             November 30,          August 31,
                                                                                 2001                 2001
                                                                             --------------       --------------
                                                                              (Unaudited)
Current assets:
     Cash                                                                 $         13,645     $            203
     Accounts receivable, net of allowance for doubtful accounts of $20,000
        each at August 31, 2001 and November 30, 2001                              144,973              120,242
     Unbilled revenue                                                              132,369              212,351
     Inventory                                                                      12,732                9,460
     Other                                                                           3,936                2,277
                                                                             --------------       --------------
        Total current assets                                                       307,655              344,533

Deposits                                                                            44,940               19,940
Property and equipment, net                                                         15,600               17,667
                                                                             --------------       --------------
                                                                          $        368,195     $        382,140
                                                                             ==============       ==============


                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                                     $        137,660     $        154,043
     Accrued liabilities                                                           253,627              230,210
     Deferred revenue                                                              121,950               49,099
     Notes payable                                                                  26,000               26,000
                                                                             --------------       --------------
        Total current liabilities                                                  539,237              459,352
                                                                             --------------       --------------

Stockholders' deficiency:
     Preferred stock, $0.001 par value, 5,000,000 shares
        authorized, none issued and outstanding                                          -                    -
     Common stock; $0.001 par value; 25,000,000 shares
        authorized, 10,000,000 issued and outstanding                               10,000               10,000
     Additional paid in capital                                                     76,875               73,875
     Deficit                                                                      (257,917)            (161,087)
                                                                             --------------       --------------
        Total stockholders' deficiency                                            (171,042)             (77,212)
                                                                             --------------       --------------
                                                                          $        368,195     $        382,140
                                                                             ==============       ==============


                See notes to consolidated financial statements.

                     PANTHER TELECOMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                        For the three months ended
                                                                                November 30,
                                                                    ------------------------------------
                                                                         2001                2000
                                                                    ---------------     ----------------
Revenues                                                         $       2,879,295    $         640,575
Cost of revenues                                                         2,512,397              613,643
                                                                    ---------------     ----------------
Gross margin                                                               366,898               26,932
Selling, general and administrative expenses                               443,728               43,670
                                                                    ---------------     ----------------
Loss from operations                                                       (76,830)             (16,738)
Other expenses                                                              20,000                    -
                                                                    ---------------     ----------------
Net loss                                                         $         (96,830)   $         (16,738)
                                                                    ===============     ================


Basic and diluted loss per common share                          $           (0.01)   $           (0.00)
                                                                    ===============     ================

Weighted average number of shares used in calculation
     of basic and diluted loss per common share                         10,000,000            7,500,000
                                                                    ===============     ================


               See notes to consolidated financial statements.

                     PANTHER TELECOMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three months ended
                                                                                     November 30,
                                                                       ------------------------------------
                                                                              2001               2000
                                                                       -----------------  -----------------

Cash flows from operating activities:
     Net loss                                                           $       (96,830)   $       (16,738)
     Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
         Depreciation                                                             2,067                  -
         Services received for common stock                                       3,000                  -
     Changes in assets and liabilities:
             Accounts receivable                                                (24,731)           (21,056)
             Unbilled revenue                                                    79,982                  -
             Inventory                                                           (3,272)                 -
             Other current asset                                                 (1,659)                 -
             Accounts payable                                                   (16,383)             2,090
             Accrued liabilities                                                 23,417             17,304
             Deferred revenue                                                    72,851                  -
                                                                          --------------     --------------
Net cash provided by (used in) operating activities                              38,442            (18,400)
                                                                          --------------     --------------
Cash flows from investing activites:
     Deposits                                                                   (25,000)            (1,800)
     Purchase of property and equipment                                               -             (2,000)
                                                                          --------------     --------------
Net cash used in investing activities                                           (25,000)            (3,800)
                                                                          --------------     --------------

Cash flows from financing activities:
     Proceeds from issuance of short-term notes                                       -             52,000
                                                                          --------------     --------------
Net cash provided by financing activities                                             -             52,000
                                                                          --------------     --------------

Net increase in cash                                                             13,442             29,800
Cash at beinning of the period                                                      203                  -
                                                                          --------------     --------------
Cash at end of the period                                              $         13,645   $         29,800
                                                                          ==============     ==============

                See notes to consolidated financial statements.

                     PANTHER TELECOMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

     The accompanying  consolidated  unaudited  financial  statements of Panther
     Telecommunications Corporation ("the Company") and its subsidiary (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures generally required by accounting principles generally accepted in the United States and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended August 31, 2001, included in the Company's Form 10-KSB as filed with the SEC. The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of the management, considered necessary for a fair presentation of results for these interim periods. Operating results for the three month periods ended November 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - NATURE OF BUSINESS

     The Company sells pre-paid long distance calling cards to distributors nationwide and to retail stores in South Florida for both domestic and international use.

NOTE 3 - NOTES PAYABLE

     Notes payable consisting of unsecured notes payable to two individuals is being retired as cash flows permit.

NOTE 4 - INCOME TAXES

     The deferred tax assets resulting from the allowance for doubtful accounts and the net operating losses that may be carried forward have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization.

NOTE 5 - SERVICES RECEIVED FOR COMMON STOCK

     In September 2001, the Company's CEO and controlling stockholder transferred to the Company 20,000 shares of the Company's common stock held by him, and the Company issued to two individuals 10,000 shares each of the Company's common stock as a financial inducement to them to join the Company's Board of Directors. At the time the shares were issued, there was no market for the company's stock. The Company has determined that the fair value of such inducements to be $3,000. Susch amount has been recorded as an expense in the accompanying financial statements.

NOTE 6 - IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                     PANTHER TELECOMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     goodwill be amortized over their useful lives. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 141 and No. 142 immediately with regard to business combinations initiated after June 30, 2001.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 144 are:
     (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company believes that the adoption of SFAS 144 will not have a material effect on its consolidated financial position or results of operations.

NOTE 7 - BUSINESS SEGMENT INFORMATION

     The Company's reportable segments are primarily based on methods used to distribute its product. The wholesale and retail segments through sales to distributors and retail stores, respectively, derive revenues from sales of generic and branded pre-paid phone cards.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income after depreciation and amortization but prior to interest expense and provision for income taxes; all corporate overhead is allocated to the business segments based on their pro-rata share of revenues. The following is information for the Company's reportable segments for the three months ended November 30, 2001 and 2000 are as follows:

      Three months
        2001                                             Wholesale               Retail         Consolidated
--------------------------------------------------------------------------------------------------------------
      Revenues                                         $ $1,676,472          $1,202,823           $$2,879,295

      Loss from operations                                  (44,734)            (32,096)              (76,830)

      Total assets                                          214,832             153,813               368,195



      Three months
        2000                                             Wholesale               Retail         Consolidated
--------------------------------------------------------------------------------------------------------------
      Revenues                                         $   $442,060           $ 198,515          $   $640,575


      Loss from operations                                  (11,151)             (5,187)              (16,738)

      Total assets                                           37,718              16,938                54,656


                     PANTHER TELECOMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Revenue is generated all from within the United States for the three months ended November 30, 2001 and 2000.

NOTE 8 - OTHER EXPENSES

     Other expenses include professional fees incurred in connection with the reverse acquisition and the preparation of the related public filings.

NOTE 9 - SUBSEQUENT EVENTS

     In December 2001, the Company issued to an individual, who is a marketing agent for the Company, 250,000 shares of the Company's common stock in exchange for $50,000. The Company agreed to include 100,000 shares acquired by the individual in an amendment to the registration statement that the Company had filed with the Securities & Exchange Commission and that is currently under review.

     In December 2001, we became aware that certain phone cards, which had already being billed in full by one of our carriers, were cards that had malfunctioned and were deactivated. We had credited our customers for the unused time on these deactivated cards serviced by this carrier. We also became aware that certain cards serviced by this carrier were billed to us more than once and that we were billed for some cards for which we had not authorized their purchase. We have informed such carrier that we are seeking to recover in the form of a credit an amount estimated at this time to be between $150,000 and $200,000 for the cards that had malfunctioned and were deactivated, and we are currently reviewing all of our usage reports with this carrier to determine the amount relating to over billings and unauthorized purchases. At this time, however, no determination can be made of the amount of ultimate recovery or the timing of the recovery on the cards that malfunctioned and were deactivated or of the amount of recovery that may result from overbillings and unauthorized purchases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto set forth in Item 1 of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for products we distribute and products offered by competitors, as well as general conditions of the telecommunications marketplace.

Overview

     To date, our principal source of revenue has been the marketing and distribution of our own branded prepaid long distance calling cards for both domestic and international use. We distribute our prepaid cards utilizing card numbers and PINs provided by the telecommunications carrier providing the long distance service for the card. We incur up-front expenses of printing the phone cards. We purchase the long distance phone service from various telephone companies who agree to provide usage time to the cardholder after we sell and activate the phone cards. Prepaid phone cards are distributed through a vast network of retail outlets, including convenient stores, newsstands, grocery stores and discount stores. The retail outlets are serviced by independent distributors nationwide, except in South Florida where retail outlets are serviced through our commission salespersons.

Historical Results of Operations

THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2000

     Revenues increased $2,238,720 to $2,879,295 for the three months ended November 30, 2001, up 349% from revenues of $640,575 for the three months ended November 30, 2000. The increase in net sales was primarily due to: (a) an increase in commission salespersons and retail outlets we service, (b) the addition of distributors and (c) introduction of new products. The number of commission salespersons increased from five in November 2000 to fourteen in November 2001. The number of outlets we service increased from approximately 150 in November 2000 to approximately 1,100 in November 2001. The number of our distributors increased from six in November 2000 to 23 in November 2001. In the last quarter of our initial year ended August 31, 2001, we introduced phone cards specifically branded to Peru, Nicaragua, Haiti, Argentina and Colombia.

     Revenues in our initial year ended August 31, 2001 were $5,862,582, including $2,090,771 in the last quarter. The monthly average revenues in the initial nine months ended May 31, 2001 were $419,090. We grew to monthly average revenues of $696,924 for the last quarter of last year and to $959,765 for the first quarter of this fiscal. The monthly revenue increase in our last two quarters was due to the addition of distributors, as well as an increase in the number of phone cards we distribute as explained above.

     Wholesale revenues increased $1,234,412 to $1,676,472 for the three months ended November 30, 2001, up 279% from revenues of $442,060 for the three months ended November 30, 2000. The increase was due to the addition of distributors, as well as an increase in the number of phone cards we distribute as explained above.

     Retail revenues increased $1,004,308 to $1,202,823 for the three months ended November 30, 2001, up 506% from revenues of $198,515 for the three months ended November 30, 2000. The increase was due to the addition of retail outlets, as well as an increase in the number of phone cards we distribute as explained above.

     Our gross margin increased from $26,932 for the three months ended November 30, 2000 to $366,898 for the three months ended November 30, 2001 as a result of higher usage. As a percentage of revenues, our gross margin increased from 4% for the three months ended November 30, 2000 to 13% for the three months ended November 30, 2001. Our gross margin increase was primarily due to favorable pricing terms with our telecommunication carriers based on higher usage volume.

     Selling, general and administrative expenses amounted to $443,728 for the three months ended November 30, 2001 when compared to $43,670 for the same period last year. The increase in selling, general and administrative expenses mainly reflects the normal escalation of overhead required to support our rapid growth. As a percentage of revenues, selling, general and administrative expenses increased from 11% for our initial year ended August 31, 2001 to 15% in the three months ended November 30, 2001. This is due to the fact that, as a percentage of sales, salaries and commissions increased from 6.6% to 8.4%, or $51,827 and professional fees increased from 2.3% to 3.8%, or $43,189. During the last quarter of our initial year ended August 31, 2001, we started to pay only commissions to our salespersons. The increase in commissions paid to salespersons is in line with our increase in revenues. Previously, our salespersons were paid a salary plus commissions. In August 2001, we engaged a financial and management consultant and for his full time work for us we paid him approximately $32,000 in the three months ended November 30, 2001. We have extended an offer to him for employment, but no agreement has been made as of the date of this Quarterly Report. We also paid approximately $10,000 in legal and licensing fees in connection with application telecommunication licenses from State Public Service Commissions in four states in which we operate.

     Other expenses of $20,000 in the three months ended November 30, 2001 consisted of professional fees in connection with the May 31, 2001 reverse acquisition and the preparation of the related public filings.

     In December 2001, we became aware that certain phone cards, which had already being billed in full by one of our carriers, were cards that had malfunctioned and were deactivated. We had credited our customers for the unused time on these deactivated cards serviced by this carrier. We also became aware that certain cards serviced by this carrier were billed to us more than once and that we were billed for some cards for which we had not authorized their purchase. We have informed such carrier that we are seeking to recover in the form of a credit an amount estimated at this time to be between $150,000 and $200,000 for the cards that had malfunctioned and were deactivated, and we are currently reviewing all of our usage reports with this carrier to determine the amount relating to over billings and unauthorized purchases. At this time, however, no determination can be made of the amount of ultimate recovery or the timing of the recovery on the cards that malfunctioned and were deactivated or of the amount of recovery that may result from overbillings and unauthorized purchases.

     As a result of the factors discussed above, we had a net loss of $96,830 for the three months ended November 30, 2001 when compared to a net loss of $16,738 for the three months ended November 30, 2000.

Liquidity and Capital Resources

     We generated $38,442 in cash from operating activities during the three months ended November 30, 2001 as a result of a decrease in unbilled revenue of $79,982 and an increase in deferred revenue of $72,851, offset by a net loss of $96,830.

     Cash used in investing activities amounted to $25,000 during the three months ended November 30, 2001, utilized to make a required deposit with a telephone carrier.

     Net cash flows provided by financing activities amounted to $52,000 for the three months ended November 30, 2000 and mostly represented a $50,000 loan from two third party individuals. The loan is a demand note that bears interest at approximately 14% per annum. As of November 30, 2001, we have repaid $24,000 of principal on the note. The debt is being retired as cash flow permits.

     As of November 30, 2001, we had current assets of approximately $308,000, current liabilities of approximately $539,000 and net working capital deficiency of approximately $231,000. The independent auditors' report on our audited financial statements as of and for our initial year ended August 31, 2001 included an explanatory paragraph stating that our deficiencies in working capital and stockholders' equity raise substantial doubt about our ability to continue as a going concern.

     We have retained the services of Venture Fund Management LLC of Palm Beach, Florida to act as a nonexclusive placement agent to assist us in securing debt or equity financing to provide us with liquidity to meet our current and future needs. Venture Fund Management LLC is entitled to a finder's fee of up to 10% of funding. There can be no assurance that we will be able to obtain such financing on reasonably commercial terms, or otherwise, or that we will be able to otherwise satisfy our short-term needs from other sources in the future.

     In December 2001, the Company issued 250,000 shares of the common stock to an individual in exchange for $50,000. For the year ending August 31, 2002, we anticipate raising an additional $500,000 to cover: (1) our current working capital deficiency, (2) anticipated sales and accounts receivable growth and (3) hiring four additional employees, including one executive and a controller.

                          PART II -- OTHER INFORMATION


Item 1.           Legal Proceedings.

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

Item 2.           Changes in Securities and Use of Proceeds

     In December 2001, we issued to an individual, who functions as a marketing agent for Panther, 250,000 shares of our common stock in exchange for $50,000. We agreed to include 100,000 shares acquired by the individual in an amendment to the registration statement that we filed with the Securities and Exchange Commission and that registration statement is currently under review.

     In each instance of issuance of shares of stock of Panther, Panther and the shareholder have relied on the exemption from registration afforded by Section 4(2) of the Securities Act, namely that the transactions did not involve a public offering. No one has made any public solicitation for the sale or distribution of shares. Each shareholder is a person known to the principals of Panther at the time the shares were issued. Each person receiving shares as a form of compensation had intimate knowledge of our business and financial condition when they received the shares. No investor currently holding shares made any investment that each could not lose if our shares never have any value. Each certificate for the shares received a restrictive legend advising the holder of the limitations on further transfer without registration or an exemption.

Item 3.           Defaults Upon Senior Securities.

         None. Not Applicable


Item 4.           Submission or Matters to a Vote of Security Holders.

     The company did not submit any matters to a vote of securities holders during the first quarter of the year ending August 31, 2002. Any action requiring the vote of shareholders may be taken by consent, and the consent of Manuel Sanchez, who holds more than 60% of the outstanding shares of common stock, is the only approval that is required for shareholder consent. The board of directors elected Efrain Rodriguez, Guillermo Acosta and Alvaro Ramirez as directors on September 28, 2001. Mr. Sanchez ratified the election of the directors, and he ratified the selection of Feldman Sherb & Co., P.C., as our independent auditors.

Item 5.           Other Information.

         None.

Item 6.           Exhibits and Reports on Form 8-K

Reports on Form 8-K

     On October 10, 2001, we filed a Current Report on Form 8-K:

     Under Item 5, Other Events, we reported the election of Efrain Rodriguez, Guillermo Acosta, and Alvaro Ramirez as directors of Panther.

     Under Item 7, Financial Statements, we included the financial statements of Panther Com as required by Regulation S-X, Rule 3-05.


     On December 28, 2001, we filed an amendment to a Current Report on Form 8-K. Under Item 4, we disclosed matters relating to the change of our independent auditors as of June 2001.

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

Date: January 22,2002

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    /s/Lynne Perlmutter
  ------------------------------------------------------------------
          Lynne Perlmutter, Secretary and Director

Date:  January 22,2002


By     /s/Efrain Rodriguez
  ------------------------------------------------------------------
            Efrain Rodriguez, Director

Date:  January 22,2002


By    /s/Guillermo Acosta
   -----------------------------------------------------------------
           Guillermo Acosta, Director

Date:  January 22,2002


By    /s/ Alvaro Ramirez
   ------------------------------------------------------------------
           Alvaro Ramirez, Director

 Date:  January 22,2002